Form 10-K
period 2021-12-31
LF Capital Acquisition Corp. II
filed 2022-03-25
CIK 1851266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission file number: 001-41071

LF Capital Acquisition Corp. II

(Exact name of Registrant as specified in its charter)

Delaware	86-2195674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1909 Woodall Rodgers Freeway, Suite 500 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 741-6105

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	LFACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	LFAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	LFACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

The Registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The Registrant’s units began trading on The Nasdaq Global Market (“Nasdaq”) on November 17, 2021. The Registrant’s shares of Class A common stock and warrants began separate trading on Nasdaq on January 7, 2022. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on Nasdaq was $10.02.

As of March 10, 2022, there were 25,875,000 shares of the Registrant’s Class A common stock, par value $0.0001 per share (“Class A common stock”) and 6,468,750 shares of the Registrant’s Class B common stock, par value $0.0001 per share (“Class B common stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

FORM 10-K

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the Company, as currently in effect;

●	“anchor investor” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our IPO and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“IPO” are to our initial public offering of units, which was closed on November 19, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our IPO;

●	“management” or “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor, the anchor investor, and the underwriter in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchased public shares, provided that each of our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“sponsor” are to Level Field Capital II, LLC, and references to the experience of our sponsor include the experience of members of our sponsor;

●	“underwriter” are to Jefferies LLC, the underwriter of our IPO; and

●	“we,” “us,” “company” or “our company” are to LF Capital Acquisition Corp. II, a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements, including the potential conflicts of interest described herein;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our ability to complete an initial business combination despite the uncertainty resulting from the COVID-19 pandemic;

●	our pool of prospective target businesses in the financial technology or services, technology, digital asset or consumer sectors and the effects on those industries of broader economic trends, including the effects of the ongoing COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance, including our financial performance following our initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

We are an early-stage blank check company incorporated in February 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.”

Recent Events

On March 5, 2021, our sponsor acquired 100 shares of the Company’s common stock in exchange for a capital contribution of $25,000, or approximately $250.00 per share. On March 15, 2021, we effected a 64,687.5-for-one forward stock split of our issued and outstanding shares of common stock and reclassified those issued and outstanding shares into shares of Class B common stock. On June 21, 2021, we effected an approximately 1.11-for-one forward stock split of our issued and outstanding shares of Class B common stock. On October 26, 2021, we effected an approximately one-for-1.11 reverse stock split of our issued and outstanding shares of Class B common stock. At the time of our IPO, the sponsor held 6,468,750 founder shares (reflecting an aggregate capital contribution of approximately $0.004 per share). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares of our common stock upon completion of the IPO. On November 19, 2021, our sponsor transferred 20,000 founder shares to each of our independent directors at their original purchase price. In addition, at the closing of our initial business combination, our anchor investor will be entitled to purchase from our sponsor an aggregate of 12.5% of the number of founder shares outstanding upon the final closing of the IPO, at a purchase price of approximately $0.004 per share.

On November 19, 2021, we completed our IPO of 25,875,000 units, including 3,375,000 units purchased by the underwriter pursuant to the over-allotment option granted by the Company to the underwriter. Each “Unit” consists of one share Class A common stock and one-half of one redeemable warrant of the Company (“Public Warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $258,750,000.

Simultaneously with the closing of the IPO, we completed the private sale of warrants to purchase an aggregate of 12,350,000 shares of Class A common stock at $11.50 per share (the “Private Placement Warrants”) to our sponsor, the anchor investor and the underwriter at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $12,350,000.

A total of $263,925,000, comprised of $253,575,000 of the proceeds from the IPO (which amount includes $9,056,250 of the underwriter’s deferred fee) and $10,350,000 of the proceeds from the sale of the Private Placement Warrants, were placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On January 7, 2022, we announced that the holders of our Units may elect to separately trade on Nasdaq the Class A common stock and Public warrants included in the units under the symbols “LFAC” and “LFACW,” respectively. Those units not separated will continue to trade on Nasdaq under the symbol “LFACU” and each of the shares of Class A common stock and warrants that are separated will trade on Nasdaq under the symbols “LFAC” and “LFACW,” respectively.

Our Business Model

Although we may pursue an acquisition opportunity in any business industry, sector or geographical location, we intend to capitalize on the ability of our management and board to identify and acquire a business with a disruptive business model that may provide opportunities for attractive risk-adjusted returns in the financial technology or services, technology, digital asset or consumer sectors. We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that their contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers will enable us to pursue an attractive set of opportunities. Our management team believes that its ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy.

Our management team’s objective is to generate attractive risk-adjusted returns and create value for our stockholders by applying a disciplined strategy of underwriting intrinsic worth and partnering with management to build long-term stockholder value. Our management team intends to apply a disciplined approach which will focus on (i) large addressable market opportunities; (ii) attractive business models with strong competitive advantages; (iii) businesses with significant opportunities for growth; and (iv) capable management teams looking for a value-added partner. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Our management team has an in-depth understanding of high growth business opportunities where we believe technology is creating disruption, and the ability to leverage technology to increase stockholder value.

Our management team has extensive experience in identifying and executing attractive investments across a number of sectors, including financial technology, a sector that is a focus for us, which we believe presents an opportunity to take advantage of the intersection of technology, process improvements and business model innovations. In addition, our team has significant hands-on experience working with private companies in preparing for and executing an initial public offering and serving as active owners and directors post-public offering by working closely with these companies to continue their transformations and help create value in the public markets.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company with a disruptive business model that could benefit from a hands-on owner with extensive operational experience in the financial technology or services, technology, digital asset or consumer sectors that complements the experience of our management team and board of directors and can benefit from their extensive knowledge of these sectors. Our acquisition strategy will leverage our management team’s network of proprietary transaction sources where we believe a combination of the relationships, knowledge and experience of our management and board members could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s extensive experience in both investing in a wide variety of industries and business situations. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates may be sourced from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team are communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe:

●	can utilize the extensive networks and insights we have built in the financial technology or services, technology, digital asset or consumer sectors;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been incorrectly valued by the marketplace based on our analysis and due diligence review;

●	offer an attractive risk-adjusted return for our stockholders. We will seek to acquire the target on terms and in a manner that leverages our management team’s experience in investing within the financial technology or services, technology, digital asset or consumer sectors. Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and

●	is in good standing with any applicable regulatory authorities.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet some or all of the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

The Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting fees and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination of the fair market value of our initial business combination, based upon its assessment of the target, including, but not limited to, the target’s assets, operating results, and prospects. In connection with our board of directors’ determination as to its opinion of the fair market value of the target business, our board of directors may, in its discretion, seek the analyses and advice of third parties on which the board may rely, including seeking to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent entity that commonly renders valuation opinions with respect to the fair market value of business combinations. Our stockholders may not be provided with a copy of such advice or opinion, nor will they be able to rely on such advice or opinion. We can offer no assurance our board of directors will seek such advice or opinion in connection with our initial business combination, or will be able to obtain such advice or opinion if desired. Additionally, pursuant to the Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We may raise additional proceeds to complete an acquisition opportunity by making a specified future issuance. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of our Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will comply with any applicable regulatory requirements and own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders, or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in an initial business combination transaction.

For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of Nasdaq’s 80% fair market value test. If our initial business combination involves more than one target business, Nasdaq’s 80% fair market value test will be based on the aggregate value of all of the target businesses, and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review including, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us (including any relevant and applicable regulatory filings). We cannot currently ascertain the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process. Any costs incurred with respect to prospective target businesses with which we do not ultimately complete an initial business combination will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with such persons, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors own, directly or indirectly, shares of our common stock and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our executive officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such executive officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity or is subject to other contractual restrictions. Accordingly, if any of our executive officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which they have then-current fiduciary or contractual obligations, then, subject to such executive officer’s or director’s fiduciary duties under Delaware law, they will need to honor their fiduciary or contractual obligations to present such opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. We do not expect, however, that the fiduciary duties or contractual obligations of our executive officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or executive officer unless such opportunity is expressly offered to such person solely in their capacity as a director or executive officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting fees, that may not be present to the same extent in connection with a business combination with us.

Furthermore, after a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Although we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates equaled or exceeded $250.0 million as of the prior June 30th and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the market value of our common stock that is held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Facilities

Our executive offices are located at 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas 75201, and our telephone number is (214) 740-6105. We pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas 75201 or on our website, www.lfcapital.co.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early-stage Company with minimal revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 16, 2021.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas 75201, and our telephone number is (214) 740-6105. Our executive offices are provided to us by an affiliate of our sponsor, and we pay such affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the twelve months preceding the date of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Global Market under the symbols “LFACU,” “LFAC” and “LFACW,” respectively. Our units commenced public trading on November 17, 2021 and our Class A common stock and warrants commenced public trading separately on January, 2022. Our Class B common stock is not listed on any exchange.

(b)	Holders

On March 10, 2022, there was one holder of record of our units, one holder of record of our separately traded shares of Class A common stock, five holders of record of our Class B common stock and six holders of record of our separately traded warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and public warrants are held of record by banks, brokers and other financial institutions.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 5, 2021, our sponsor acquired 100 shares of the Company’s common stock in exchange for a capital contribution of $25,000, or approximately $250.00 per share, in a private placement. The acquisition of such shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On March 15, 2021, we effected a 64,687.5-for-one forward stock split of our issued and outstanding shares of common stock and reclassified those issued and outstanding shares into shares of Class B common stock. On June 21, 2021, we effected an approximately 1.11-for-one forward stock split of our issued and outstanding shares of Class B common stock. On October 26, 2021, we effected an approximately one-for-1.11 reverse stock split of our issued and outstanding shares of Class B common stock. At the time of our IPO, the sponsor held 6,468,750 founder shares (reflecting an aggregate capital contribution of approximately $0.004 per share). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares of our common stock upon completion of the IPO. On November 19, 2021, our sponsor transferred 20,000 founder shares to each of our independent directors at their original purchase price in a private placement. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In addition, at the closing of our initial business combination, our anchor investor will be entitled to purchase from our sponsor an aggregate of 12.5% of the number of founder shares outstanding upon the final closing of the IPO, at a purchase price of approximately $0.004 per share.

(f)	Use of Proceeds from the IPO

On November 19, 2021, the Company consummated its IPO of 25,875,000 units, including 3,375,000 units issued pursuant to the full exercise of the underwriter’s over-allotment option. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $258,750,000.

A total of $263,925,000 of the proceeds from the IPO (which amount includes $9,056,250 of the underwriter’s deferred fee) and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are an early-stage blank check company incorporated in February 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our IPO on November 19, 2021. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

Since completing our IPO, we have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete an initial business combination. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 19, 2021 (inception) through December 31, 2021, we had net loss of $242,520, which consisted of operating costs of $255,131, offset by an unrealized gain on marketable securities held in the trust account of $12,611.

Liquidity and Capital Resources

On November 19, 2021, we consummated the IPO of 25,875,000 units, which includes the full exercise by the underwriter of the over-allotment option of 3,375,000 units, at $10.00 per unit, generating gross proceeds of $258,750,000. Simultaneously with the closing of the IPO, we completed the sale of private placement warrants to purchase an aggregate of 12,350,000 shares of Class A common stock at $11.50 per share to our sponsor, the anchor investor and the underwriter at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $12,350,000.

Following the IPO, the exercise of the underwriter’s over-allotment option and the sale of the private placement warrants, a total of $263,925,000 was placed in the trust account. We incurred an aggregate of $15,030,508 in transaction costs; $14,231,250 of underwriting fees, of which $5,175,000 was paid and $9,056,250 was deferred and $799,258 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $900,492. Net loss of $242,520 and an unrealized gain on marketable securities of $12,611. Changes in operating assets and liabilities used $900,492 of cash from operating activities.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $263,947,234. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $325,250 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

We may have to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per unit sold in the IPO, or $9,056,250 in the aggregate. The deferred fee will be waived by the underwriter in the event that the Company does not complete an initial business combination, subject to the terms of the underwriting agreement with respect to the Company’s IPO.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, our Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid in capital and accumulated deficit.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. For the period from February 19, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company, or no material effect is expected on the financial statement as a result of future adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Elias Farhat	55	Executive Chairman of the Board
Baudouin Prot	70	Non-Executive Chairman of the Board
Scott Reed	51	President, Chief Executive Officer and Director
Alberto Bianchinotti	45	Chief Financial Officer
Robert Black	62	Director
James Hodge	69	Director
Habib Kairouz	55	Director
Jodi Shelton	56	Director
Djemi Traboulsi	54	Director

Elias Farhat has served as our Executive Chairman of the Board since March 2021 and as a member of our board of directors since February 2021. Mr. Farhat is the former Chief Strategy Officer for Candriam, an asset management company with over $175 billion under management. He served in that role from 2016 to 2021. Mr. Farhat was also member of Candriam’s Group Strategic Committee and its Executive Committee and served as a member of its board of directors. From 2003 to 2016, Mr. Farhat was a Partner of Capital E Advisors, Inc., a private equity and real estate firm, and held several board and advisory positions at portfolio companies affiliated with Capital E. Mr. Farhat founded Velocity Advisors, Inc, a private equity advisory firm that sourced and structured transactions on behalf of institutional investors, and served as its Managing Partner from 2002 to 2016. From 1990 to 2002, Mr. Farhat served in various management consultancy positions at Bain & Company, including as a Vice President and Partner from 1998 to 2002. At Bain, Mr. Farhat advised boards, CEOs and senior management of Fortune 1000 companies as well as several private equity funds on a broad range of strategic, operational, financial and organizational issues. Mr. Farhat led Bain’s Private Equity Group activities in the Southern United States and was involved in its Investment Committee. Mr. Farhat currently serves as a member of the boards of directors of Lakeside Capital Advisors, L.P., a private equity firm, and Landsea Homes. Mr. Farhat also previously served as a member of the boards of directors of Huron Inc., a manufacturing company, CBI Laboratories, Inc., a cosmetics company, and LFAC I from its inception through the completion of its business combination with Landsea Homes in January 2021. Mr. Farhat is a graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris. Mr. Farhat’s extensive experience in business and investing in and advising companies qualifies him to serve on our board of directors.

Baudouin Prot has served as a member of our board of directors since March 2021 and was appointed Non-Executive Chairman of the Board in March 2021. Mr. Prot is a Senior Advisor to Boston Consulting Group, a position he has held since 2015. From 1996 to 2014, Mr. Prot served in various leadership positions at BNP Paribas S.A., including (i) as its Chairman from 2011 to 2014 and as a member of its board of directors from 2000 to 2011 before being appointed as its Chairman; (ii) as its Chief Executive Officer and President from 2003 to 2011; and (iii) as its Chief Operating Officer from 1996 to 2003. Between 2003 and 2014, the French bank tripled its shareholders’ equity (from €28.3B to €89.4B), doubled revenues (from €18B to €39B) and doubled headcount (from 89,000 to 188,000 employees). During his tenure as Chairman and Chief Executive Officer of BNP Paribas, Mr. Prot implemented a successful expansion strategy in the United States via its U.S.-based subsidiary, BancWest, including a: (i) $1.2 billion acquisition of Community First Bankshares, Inc.; (ii) $1.36 billion acquisition of Commercial Federal Corporation; and (iii) $245 million acquisition of USDB Bancorp. Prior to his time at BNP, Mr. Prot served as an inspecteur des finances at the French Ministry of Finance from 1976 to 1980. Mr. Prot serves on the boards of directors of Kering S.A., a group of luxury brands, Foncia Group S.A., a provider of real estate management services, Finastra, a financial technology company, and Alstom S.A., a world leader in rolling stock. Mr. Prot previously served as a member of the boards of directors of Veolia Environment, S.A., a provider of resource management solutions, and Lafarge S.A., a supplier of construction materials. Mr. Prot also previously served as Chairman of the Association Francaise des Banques and as the Chairman and a member of the board of directors of LFAC I from its inception through the completion of its business combination with Landsea Homes in January 2021. Mr. Prot was named “Financier of the Year” by Les Echos in 2006 and 2009 and received the Foreign Policy Association award (USA) for “Corporate Social Responsibility” in 2007. Mr. Prot was named “Strategist of the Year” by the financial daily newspaper La Tribune in 2009 and, in 2010, the Institutional Investor magazine named Mr. Prot “Best European Banking CEO.” Mr. Prot has also been named Officer of the Legion of Honor and Officer of the National Order of Merit by the French Republic. Mr. Prot is a graduate of the École Nationale d’Administration and earned his master of business administration from HEC Paris. Mr. Prot’s extensive experience in financial institutions and successful acquisitions qualifies him to serve on our board of directors.

Scott Reed has served our President, Chief Executive Officer and as a member of our board of directors since March 2021. Mr. Reed is the co-founder of BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space, and has served as a Partner and Director of BankCap Partners since 2005. Prior to founding BankCap Partners, Mr. Reed served from 2002 to 2004 as the Senior Vice President, Director of Corporate Strategy and Planning of Carreker Corporation, a financial technology company based in Dallas. From 2000 to 2002, Mr. Reed was an investment banker in the Financial Institutions Group at Bear Stearns and, from 1997 to 2000, Mr. Reed worked as a consultant at Bain & Company. Mr. Reed began his career as a derivatives trader at Swiss Bank Corporation (formerly O’Connor) from 1992 to 1995. Mr. Reed earned his bachelor’s degrees in commerce and history from the University of Virginia and his master of business administration from the Amos Tuck School at Dartmouth College, where he was an Edward Tuck Scholar. Mr. Reed is a member of the board of directors of InBankshares Corp., Silvergate Capital Corporation, Vista Bancshares (as well as the boards of directors of each of the three institutions’ underlying commercial banks), Nobul Corporation, PT Financial Holdings, and Uncommon Giving and previously served as a member of the board of directors of Xenith Bankshares and the board of directors of its underlying commercial bank. Mr. Reed is also a member of Landsea Homes’ board of directors and served as LFAC I’s President and as a member of its board of directors from its inception through the completion of its business combination with Landsea Homes in January 2021, and served as Chief Executive Officer of LFAC I from July 2020 through the completion of its business combination with Landsea Homes in January 2021. Mr. Reed’s extensive experience in the financial services and strategic consulting industries qualifies him to serve on our board of directors.

Alberto Bianchinotti has served as our Chief Financial Officer since March 2021. Mr. Bianchinotti is the owner of AM Knight Financial Services, a CPA firm that he founded in 2013, and has experience working with new businesses in the life sciences, software and real estate industries. Mr. Bianchinotti is a Certified Public Accountant and consultant with an expertise in the launching of investment advisers and start-ups. He has served as the Chief Financial Officer and Chief Compliance Officer of Merlin Biomed Private Equity Advisors, a crossover private equity fund, since 2007. Prior to that, Mr. Bianchinotti was a Financial Analyst and Controller at Merlin Biomed Investment Advisors from 2004 to 2007 and a Financial Services Audit Supervisor at Anchin, Block and Anchin LLP from 1999 to 2004. Mr. Bianchinotti served as the Chief Financial Officer of LFAC I from July 2020 through the completion of its business combination with Landsea Homes in January 2021. He also assisted in the oversight of the finances and operations of LFAC I from December 2017 through July 2020 through his firm, AM Knight Financial Services. Mr. Bianchinotti earned his bachelor’s degree in accounting from Binghamton University and a certification in financial planning from New York University.

Robert Black has served as a member of our board of directors since March 2021. Mr. Black serves as the Chairman of the board of directors of RTIC Outdoors, LLC, a direct-to-consumer retailer of outdoor gear, a position he has held since 2020. He also serves as an Executive Advisory Partner of Wind Point Partners, a private equity firm, a position he has held since 2013, and a Senior Advisor to Boston Consulting Group’s Global Consumer Practice, a position he has held since 2012. From 2006 to 2012, Mr. Black served in various leadership positions at Kimberly-Clark Corporation (NYSE: KMB), including as its Group President from 2007 to 2012, its Chief Strategy Officer from 2006 to 2007 and its Chief Innovation Officer from 2006 to 2007. Prior to that, from 2004 to 2006, Mr. Black served as the President, Chief Operating Officer and a member of the board of directors of Sammons Enterprises, a privately held financial consumer oriented and service-based business. From 1994 to 2004, Mr. Black served in a number of leadership positions at Steelcase, Inc. (NYSE: SCS), including as President of Steelcase International and as a member of the Steelcase, Inc. Executive Committee. Prior to that, he also held senior positions at McKinsey & Company, Baxter International, Inc. and Hard Manufacturing Co., Inc. Since 2018, Mr. Black has served on the board of directors of Edgewell Personal Care Company (NYSE: EPC). Mr. Black also serves on the boards of directors of good2grow, a manufacturer of healthy drinks and snacks for kids; Targeted PetCare Goup, a manufacturer of animal litter, bedding products and dental pet treats; and Corsicana Bedding, one of the nation’s largest bedding producers. Mr. Black has also previously served on the boards of directors of a number of public companies, including Annie’s, Inc. (formerly NYSE: BNNY) (from 2014 to 2015), North American Technologies Group, Inc. (from 2004 to 2005), Modernform Group Public Company Ltd. (in 2002) and Kimberly-Clark de Mexico (from 2008 to 2012), Pestell Nutrition and DecoPac. Mr. Black earned his bachelor’s degree in management from the State University of New York at Buffalo and his master of business administration from Harvard Business School. Mr. Black’s extensive experience in the consumer products industry qualifies him to serve on our board of directors.

James Hodge has served as a member of our board of directors since March 2021. Mr. Hodge founded Arrowsmith, LLC, an investment management firm, in 1999 and has served as its President and Chief Investment Officer since its inception. From 1987 to 2016, Mr. Hodge served as the President and Chief Investment Officer of Permal Asset Management, an investment management firm. Mr. Hodge is a member of the advisory board of Alpha Japan Asset Advisors Ltd., an asset management company, and the board of directors of China Alpha Fund Management Ltd., an investment management firm. He also serves on the boards of directors for a number of investment funds, including China Alpha II Fund Ltd., China Alpha Master Fund Ltd., Hel Ved Master Fund, WF Asian Reconnaissance Fund Limited and WF Asian Smaller Companies Fund Limited. Mr. Hodge earned his bachelor’s degree in business administration and management from Indiana University at Bloomington and his master of business administration from Harvard Business School. Mr. Hodge’s extensive experience in leading and advising investment management firms qualifies him to serve on our board of directors.

Habib Kairouz has served as a member of our board of directors since March 2021. Mr. Kairouz is a Managing Partner of Rho Capital Partners, a private equity and venture capital firm with a focus on technology investments, where he has been employed since 1993 and a position he has held since 1999. Mr. Kairouz is a member of the boards of directors of Kasisto, Inc., a software developer of conversational AI platforms for the financial services industry, Passport Labs, Inc., a software developer of parking payment and enforcement solutions, Snagajob, Inc. an online marketplace for hourly work, Pawlicy Advisor, Inc., a pet insurance marketplace, and Dashlane Inc., a provider of password management solutions. Mr. Kairouz also previously served on the boards of directors of a number of public companies, including iVillage (formerly Nasdaq: IVIL) (from 1997-2006), IntraLinks Holdings, Inc. (formerly NYSE: IL) (from 2001-2017), Everyday Health, Inc. (formerly NYSE: EVDY) (from 2003-2016) and ReachLocal, Inc. (formerly Nasdaq: RLOC) (from 2007-2016). Mr. Kairouz earned his bachelor’s degrees in engineering and economics from Cornell University and his master of business administration from Columbia Business School. Mr. Kairouz’s extensive experience in venture capital and investing in and advising technology companies qualifies him to serve on our board of directors.

Jodi Shelton has served as a member of our board of directors since March 2021. In 1994, Ms. Shelton co-founded the Global Semiconductor Alliance, an industry organization that strives to prepare the semiconductor industry for paradigm shifts by aligning leadership from more than 300 companies in more than 30 countries, and has served as its Chief Executive Officer and as a member of its board of directors since its inception. Ms. Shelton also founded the Shelton Group, an integrated investor relations and public relations agency, in 1994 and has served as its Chief Executive Officer since its inception. From 1990 to 1994, Ms. Shelton served as the Director of Investment Relations at Cyrix Corporation, a manufacturer of computer processor solutions. Ms. Shelton has served on the board of advisors of Nanotronics Imaging, Inc., an emerging technology company using artificial intelligence and robotics to transform manufacturing, since April 2021 and has served on the board of directors of Curic Inc., a start-up developing a patented smart-diaper technology, since June 2020. Ms. Shelton previously served as a member of the board of advisors of the Saratoga County Prosperity Partnership and as a member of the boards of directors of Silicon Border Holding Company LLC, a commercial development along the western border of the United States and Mexico; Yellowstone Club Community Foundation; and Aurora Dallas, a public art installation and event that takes place in downtown Dallas. Ms. Shelton earned her bachelor’s degree in political science from San Diego State University, where she currently serves on the Board of Advisors for its International Business Program, and her master of political philosophy from the University of Houston. Ms. Shelton’s extensive experience within the semiconductor industry and in advising companies with respect to investor relations qualifies her to serve on our board of directors.

Djemi Traboulsi has served as a member of our board of directors since March 2021. Mr. Traboulsi serves as President of Capital E Advisors, Inc., Capital E Group’s US private equity and real estate research arm, a position he has held since 2005. Mr. Traboulsi served as a member of LFAC I’s board of directors from its inception through the completion of its business combination with Landsea Homes in January 2021. From 1991 to 2001, Mr. Traboulsi served as the Managing Director of Kenmar Capital Advisors (formerly Kenmar Advisory Corp.), an alternative asset manager. Prior to 1991, Mr. Traboulsi held various M&A and corporate finance positions with Mabon, Nugent & Co., an international investment bank and brokerage firm. Mr. Traboulsi earned his bachelor’s degree in business administration from the American University of Paris, and he has attended the Leonard N. Stern School of Business at New York University. Mr. Traboulsi’s extensive experience in business and investing in and advising companies qualifies him to serve on our board of directors.

Number and Terms of Office of Officers and Directors

We have eight directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Robert Black and Habib Kairouz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of James Hodge, Scott Reed and Jodi Shelton, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Elias Farhat, Baudouin Prot and Djemi Traboulsi, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, only holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into at the time of our IPO, our sponsor, upon completion of an initial business combination, will be entitled to nominate two individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, an Executive Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as the board of directors from time to time may determine.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors. James Hodge, Robert Black and Jodi Shelton serve as members of our audit committee, each of whom our board of directors has determined to be independent under Nasdaq listing standards and applicable SEC rules. James Hodge serves as the chairperson of our audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that James Hodge qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. Jodi Shelton, Robert Black and Habib Kairouz serve as members of our compensation committee, each of whom our board of directors has determined to be independent under Nasdaq listing standards and applicable SEC rules. Jodi Shelton serves as the chairperson of our compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $15,000 per month administrative fee payable to an affiliate of our sponsor, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the completion of a business combination. Accordingly, it is likely that prior to the completion of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The compensation committee’s charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Robert Black, Habib Kairouz and Jodi Shelton. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement in connection with our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity or is subject to other contractual restrictions. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which they have then-current fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. We do not expect, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Elias Farhat
	Landsea Homes	Residential Construction	Director
	Lakeside Capital Advisors	Real Estate Investment	Director
Baudouin Prot	Kering S.A.	Luxury Goods	Director
	Alstom S.A.	Transportation Equipment	Director
	Foncia Group S.A.	Real Estate Services	Director
	Finastra	Financial Technology	Director
	Boston Consulting Group	Management Consulting	Senior Advisor
Scott Reed	Silvergate Capital Corp.	Banking	Director
	Vista Bancshares	Banking	Director
	BankCap Equity Partners	Private Equity	Partner
	Landsea Homes InBankshares Corp. Uncommon Giving	Residential Construction Banking Technology	Director Director Director
	Nobul Corporation	Technology	Director
	PT Financial Holdings	Financial Services	Director
Alberto Bianchinotti	AM Knight Financial Services	Financial Services	Owner
	Merlin Biomed Private Equity Advisors	Private Equity	Chief Financial Officer
Robert Black	Wind Point Partners	Private Equity	Executive Advisory Partner
	Boston Consulting Group	Management Consulting	Senior Advisor
	Edgewell Personal Care Company	Consumer Products	Director
	RTIC Outdoors, LLC	Consumer Products	Chairman
	good2grow	Consumer Products	Chairman
	Targeted PetCare Group	Consumer Products	Chairman
	Corsicana Bedding	Consumer Products	Director
James Hodge	Arrowsmith, LLC	Asset Management	Chief Investment Officer
	Alpha Japan Asset Advisors Ltd.	Asset Management	Member of Advisory Board
	China Alpha Fund Management Ltd.	Investment Management	Director
	China Alpha II Fund Ltd.	Investment Fund	Director
	China Alpha Master Fund Ltd.	Investment Fund	Director
	Hel Ved Master Fund	Investment Fund	Director
	WF Asian Reconnaissance Fund Limited	Investment Fund	Director
	WF Asian Smaller Companies Fund Limited	Investment Fund	Director
Habib Kairouz	Rho Capital Partners	Private Equity	Managing Partner
	Kasisto, Inc.	Software	Director
	Passport Labs, Inc.	Software	Director
	Snagajob, Inc.	Job Marketplace	Director
	Dashlane Inc.	Software	Director
	Pawlicy Advisor, Inc.	Pet Insurance Marketplace	Director
Jodi Shelton	Shelton Group	Investor Relations	Chief Executive Officer
	Nanotronics Imaging, Inc.	Technology	Advisor
	Curic Inc.	Technology	Director
Djemi Traboulsi	Capital E Advisors	Private Equity	President

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement warrants in a transaction that will close simultaneously with the closing of this offering.

●	Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the prescribed time frame. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we do not complete our initial business combination within the prescribed time frame. Except as described herein, our sponsor and each of our executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date of this prospectus, we will also reimburse an affiliate of our sponsor for office space and administrative support services provided to us in the amount of $15,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, and our sponsor and each of our executive officers and directors have agreed to vote any shares purchased during or after this offering, in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our executive officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our executive officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of their actions, regardless of whether Delaware law would permit such indemnification.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Each of our executive officers and directors has agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and has agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our executive officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our executive officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2021 were timely made, except that during the fiscal year ended December 31, 2021, Mr. James Hodge failed to timely report the initial ownership of our common stock on Form 3 and failed to timely report one transaction on Form 4, and as a result, one Form 4 was not timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Other than the monthly payment of $15,000 to an affiliate of our sponsor for office space, utilities and secretarial and administrative and support, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,343,750 shares of our common stock, consisting of (i) 25,875,000 shares of our Class A common stock and (ii) 6,468,750 shares of our Class B common stock, issued and outstanding as of March 10, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Level Field Capital II, LLC(2)(3)	—	—	6,388,750	98.8%	19.8%
Elias Farhat(3)	—	—	6,388,750	98.8%	19.8%
Baudouin Prot	—	—	—	—	—
Scott Reed	—	—	—	—	—
Alberto Bianchinotti	—	—	—	—	—
Robert Black	—	—	20,000	*	*
James Hodge	—	—	20,000	*	*
Habib Kairouz	—	—	20,000	*	*
Jodi Shelton	—	—	20,000	*	*
Djemi Traboulsi(3)	—	—	6,388,750	98.8%	19.8%
All executive officers and directors as a group (9 individuals)	—	—	6,468,750	100.0%	20.0%

Other 5% Stockholders
Saba Capital Management(4)	2,135,451	8.3%	—	—	6.6%
Beryl Capital Management(5)	1,600,000	6.2%	—	—	4.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LF Capital Acquisition Corp. II, 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas 75201.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Level Field Capital II, LLC, our sponsor, is the record holder of the shares reported herein. Level Field Partners II, LLC is the managing member of Level Field Capital II, LLC. Level Field Management II, LLC is the managing member of Level Field Partners II, LLC. Level Field Management II, LLC is managed by its two members, Elias Farhat and Djemi Traboulsi. Messrs. Farhat and Traboulsi disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein.

(4)	According to a Schedule 13G filed with the SEC on November 26, 2021by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Boaz R. Weinstein, who have voting and dispositive power over the 2,135,451 shares of Class A common stock reported. The business address for these reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	According to a Schedule 13G filed with the SEC on November 29, 2021 by Beryl Capital Management LLC, a Delaware limited liability company, Beryl Capital Management LP, a Delaware limited partnership, Beryl Capital Partners II LP, a Delaware limited partnership (the “Partnership”), and David A. Witkin, who each have voting and dispositive power over the 1,600,000 shares of Class A common stock reported (except for the Partnership, which only shares voting and dispositive control over 1,401,836 shares of Class A common stock). Each of these reporting persons disclaims beneficial ownership of the reported shares, except to the extent of that reporting person’s pecuniary interest therein. The business address for these reporting persons is 1611 S. Catalina Ave., Suite 309, Redondo Beach, California 90277.

Immediately after the IPO, our initial stockholders beneficially owned 20% of the then-issued and outstanding shares of our common stock (assuming they do not purchase any units in this offering) and had the right to appoint all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

Our initial stockholders have agreed (A) to vote any founder shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Our anchor investor owns 1,125,000 public units. As a result of the founder shares and private placement warrants that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 5, 2021, our sponsor acquired 100 shares of the Company’s common stock in exchange for a capital contribution of $25,000, or approximately $250.00 per share. On March 15, 2021, we effected a 64,687.5-for-one forward stock split of our issued and outstanding shares of common stock and reclassified those issued and outstanding shares into shares of Class B common stock. On June 21, 2021, we effected an approximately 1.11-for-one forward stock split of our issued and outstanding shares of Class B common stock. On October 26, 2021, we effected an approximately one-for-1.11 reverse stock split of our issued and outstanding shares of Class B common stock. At the time of our IPO, the sponsor held 6,468,750 founder shares (reflecting an aggregate capital contribution of approximately $0.004 per share). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares of our common stock upon completion of the IPO. On November 19, 2021, our sponsor transferred 20,000 founder shares to each of our independent directors at their original purchase price. In addition, at the closing of our initial business combination, our anchor investor will be entitled to purchase from our sponsor an aggregate of 12.5% of the number of founder shares outstanding upon the final closing of the IPO, at a purchase price of approximately $0.004 per share.

Subject to certain exceptions, our sponsor and each of our executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

In connection with the closing of our IPO, our sponsor, the anchor investor and the underwriter purchased 12,350,000 private placement warrants at a price of $1.00 per warrant, or $12,350,000. Each private placement warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The private placement warrants are identical to the warrants included in the units sold in the IPO, except for (i) certain transfer restrictions with respect to the former described below and (ii) the registration rights with respect to the former that are described below. In addition, the private placement warrants held by the underwriter will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8).

Subject to certain exceptions, the private placement warrants (including the shares of our Class A common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination.

Registration Rights

Pursuant to a registration rights agreement we entered into with our initial stockholders in connection with the IPO, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

Administrative Support Agreement

We agreed to pay an affiliate of our sponsor $15,000 per month for office space, utilities and secretarial and administrative support, commencing on the date that our securities were first listed on Nasdaq. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

Related Party Notes

On March 5, 2021, our sponsor agreed to loan the us an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. On June 18, 2021, our Sponsor amended the Note to increase the principal amount to $600,000. The loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. A total of $425,000 under the Note was borrowed from our Sponsor and repaid in full from the proceeds of the Initial Public Offering not being placed in the Trust Account on November 19, 2021.

Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee will abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Citrin Cooperman & Company, LLP (“Citrin”) for services rendered.

Audit Fees. During the year ended December 31, 2021, audit fees for our independent registered public accounting firm were approximately $47,500.

Audit-Related Fees. During the year ended December 31, 2021, audit-related fees for our independent registered public accounting firm were approximately $17,500.

Tax Fees. During the year ended December 31, 2021, fees for tax services for our independent registered public accounting firm were approximately $0.

All Other Fees. During the year ended December 31, 2021, fees for other services for our independent registered public accounting firm were approximately $0.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LF Capital Acquisition Corp. II

Opinion on the Financial Statement

We have audited the accompanying balance sheet of LF Capital Acquisition Corp. II (the “Company”) as of December 31, 2021, the related statement of operations, changes in stockholders’ deficit and cash flows for the period from February 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 24, 2022

LF CAPITAL ACQUISITION CORP. II
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
CURRENT ASSETS
Cash	$325,250
Prepaid expenses, current	430,477
Total current assets	755,727
Investments held in Trust Account	263,937,611
Prepaid expenses, non-current	367,039
Deferred tax assets	19,287
TOTAL ASSETS	$265,079,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,155
Total current liabilities	152,155
Deferred underwriting fees payable	9,056,250
Total liabilities	$9,208,405

COMMITMENTS AND CONTINGENCIES (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value, 25,875,000 shares issued and outstanding at redemption value of $10.20 per share	263,925,000

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—

Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption)	—
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Additional paid-in capital	—
Accumulated deficit	(8,054,388)
Total stockholders’ deficit	(8,053,741)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$265,079,664

The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$255,131
Loss from operations	255,131

OTHER INCOME
Unrealized gain on marketable securities held in Trust Account	12,611
Total other income	12,611

LOSS BEFORE PROVISION FOR INCOME TAXES	(242,520)
Income tax benefit	(19,287)
NET LOSS	$(223,233)

Weighted average shares outstanding, Redeemable Class A common stock	3,450,000
Basic and diluted net income per share, Redeemable Class A common stock	$7.67

Weighted average shares outstanding, Class B common stock	6,468,750
Basic and diluted net loss per share, Class B common stock	$(0.02)

The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders			6,468,750	647	24,353		25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,337,653	—	6,337,653

Proceeds from sale of Private Placement Warrants to the Sponsor (net of offering costs)	—	—	—	—	12,331,067	—	12,331,067

Accretion for Class A Common Stock to redemption value	—	—	—	—	(18,693,073)	(7,831,155)	(26,524,228)

Net loss	—	—	—	—	—	(223,233)	(223,233)

Balance, December 31, 2021	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)

 The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax asset	(19,287)
Unrealized gain on marketable securities held in Trust Account	(12,611)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(797,516)
Accounts payable and accrued expenses	152,155
Net cash flows used in operating activities	(900,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(263,925,000)
Net cash flows used in investing activities	(263,925,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	253,575,000
Proceeds from private placement of warrants	12,350,000
Proceeds from issuance of Class B common stock to Sponsor	25,000
Payment of offering costs	(799,258)
Net cash flows provided by financing activities	265,150,742

NET CHANGE IN CASH	325,250

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$325,250

Supplemental disclosure of noncash activities:

Deferred underwriting fees	$9,056,250
Accretion for Class A Common Stock to redemption value	$26,524,228

The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

LF Capital Acquisition Corp. II (the “Company”) was incorporated in Delaware on February 19, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company has selected December 31 as its fiscal year end.

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through December 31, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A common stock and one-half of one redeemable warrant to purchase one share of Class A common stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,000,000 warrants at a price of $1.00 per warrant in a private placement (“Private Placement Warrants”) to the Company’s sponsor, Level Field Capital II, LLC (the “Sponsor”), the underwriter of the IPO and certain funds and accounts managed by subsidiaries of a strategic investor (the “anchor investor”), generating gross proceeds of $11,000,000 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,375,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $33,750,000. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 1,350,000 Private Placement Warrants to the Sponsor and the underwriter, generating gross proceeds of $1,350,000.

Offering costs for the IPO and the exercise of the underwriter’s over-allotment option amounted to $15,030,508, consisting of $14,231,250 of underwriting fees, of which $9,056,250 is deferred and held in the Trust Account (defined below) and $799,258 of other offering costs. As described in Note 5, the $9,056,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination within 15 months from the closing of IPO (or, following the extension of the period of time to complete the initial business combination up to six times by an additional period of one month each time for a total of up to 21 months), subject to the terms of the underwriting agreement.

Following the closing of the IPO and the exercise of the underwriter’s over-allotment option, $263,925,000 ($10.20 per Unit) from the net proceeds from the sale of the Units in the IPO and the Private Placement Warrants were placed in a trust account (“Trust Account”) and have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The warrants will subject to redemption, as further described in Note 6.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (unless extended in connection with an Extension Election as described below or as a result of an amendment to our amended and restated certificate of incorporation, which would require the approval of the holders of at least 65% of all of our then outstanding common stock) (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if the Company anticipates that it may be unable to complete an initial business combination within 15 months, it may, but is not obligated to, extend the period of time to complete a business combination up to six times by an additional period of one month each time (for a total of up to 21 months) (each such one-month extension of the prescribed time period, an “Extension Election”).

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that, while it is reasonably possible that COVID-19 could have a negative effect on the Company’s ability to identify a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $325,250 in its operating bank account, $263,937,611 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital of $603,572.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (Note 4) and a promissory note, as amended, from the Sponsor (see Note 4). Subsequent to the IPO, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Private Placement. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates in these financial statements include those related to the fair value of Warrants. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effects of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gains on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs amounted to $15,030,508, of which $14,621,728 and $408,779 were charged against the carrying value of Class A common stock and public and private warrants, respectively, based on the relative value of the common shares and public and private Warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 19, 2021 (date of inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

The total benefit for income taxes is comprised of the following:

December 31, 2021
Current expense	$—
Deferred expense	50,929
Change in valuation allowance	(31,642)

Total income tax benefit	$19,287

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31, 2021
Deferred tax assets	$50,929
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(31,287)

Net deferred tax assets	$19,642

The deferred tax assets as of December 31, 2021 were comprised of the tax effect of cumulative temporary differences as follows:

December 31, 2021
Capitalized expenses before business combination	$50,929
Valuation allowance for deferred tax assets	(31,642)

Total	$19,287

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the period ended December 31, the valuation allowance was $ 31,642.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	-13.05%
Income tax provision (benefit)	7.95%

Class A Common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and in connection with the exercise of the underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented as temporary equity.

Immediately upon the closing of the IPO and the exercise of the underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the shares of Class A common stock reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less
Fair value of Public Warrants at issuance	(6,727,500)
Class A shares issuance costs	(14,621,728)
Plus:
Accretion of carrying value to redemption value	26,524,228
Class A common stock subject to possible redemption	$263,925,000

Net income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A common stock at $11.50 per share were issued on November 19, 2021. At December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A common stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net income loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the period from February 19, 2021 (inception) through December 31, 2021
Net income loss	$(223,233)
Accretion for Class A Common Stock to redemption value	$(26,524,228)
Net loss including accretion of temporary equity to redemption value	$(26,747,461)

For the period from February 19, 2021 (inception) through December 31, 2021
Basic and diluted net loss per share:	Class A Common Stock	Class B Common Stock
Numerator:
Allocation of net loss before accretion income	$(77,647)	$(145,587)
Accretion for Class A Common Stock to redemption value	$26,524,228
Net income (loss)	26,446,582	(145,587)
Denominator:
Weighted average shares outstanding	3,450,000	6,468,750

Basic and dilution net income (loss) per share	$7.67	$(0.02)

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Stock Compensation Expense

In connection with the Company’s IPO, founder’s shares were sold to certain independent directors by the Sponsor at the price of $0.0004 per share.

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) under which stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

The fair value of the 80,000 founder shares sold to certain independent directors as of November 9, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO Closing Date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope a ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 19, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company, or no material effect is expected on the financial statement as a result of future adoption.

Note 3 — Initial Public Offering

Pursuant to the IPO, and including the underwriter’s exercise of its over-allotment option, the Company sold 25,875,000 Units at a price of $10.00 per Unit resulting in gross proceeds of $258,750,000 and net proceeds of $243,738,425 after deduction of offering costs. Each Unit consists of one Public Share and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On March 5, 2021, the Sponsor acquired 100 shares of the Company’s common stock. On March 15, 2021, the Company effectuated a recapitalization of the Company, which included a 64,687.50-for-1 stock split, resulting in an aggregate of 6,468,750 Founder Shares outstanding. On June 21, 2021, the Company effectuated a recapitalization of the Company, which included a 1.11-for-1 stock split, resulting in an aggregate of 7,187,500 Founder Shares outstanding. On October 26, 2021, the Company effectuated a recapitalization of the Company, which included a 1-for-1.11 reverse stock split, resulting in an aggregate of 6,468,750 Founder Shares outstanding (up to 843,750 of which were subject to forfeiture if the underwriter’s over-allotment option was not exercised in full). Since the underwriter exercised its over-allotment option in full, the Sponsor did not forfeit any Founder Shares. The Sponsor subsequently transferred an aggregate of 80,000 Founder Shares to the members of the Company’s board of directors for the same per-share consideration that it originally paid for such shares, resulting in the Sponsor holding 6,388,750 Founder Shares.

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

On November 19, 2021, simultaneously with the consummation of the IPO and the underwriter’s exercise of its over-allotment option, the Company consummated the issuance and sale of 12,350,000 Private Placement Warrants in a Private Placement at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $12,350,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement was added to the proceeds from the IPO being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

Related Party Loans

On March 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). On June 18, 2021, the Sponsor amended the Note to increase the principal amount to $600,000. The loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. A total of $425,000 under the Note was borrowed from the Sponsor and repaid in full from the proceeds of the Initial Public Offering not being placed in the Trust Account on November 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no Working Capital Loans were outstanding.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. For the period from February 19 (inception) through December 31, 2021, a total of $21,000 was recognized in General and Administrative expenses in the accompanying statement of operations. As of December 31, 2021, $21,000 has been accrued for these services and is included in “Accounts payable and accrued expenses” in the accompanying balance sheet.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement, dated November 16, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 3,375,000 additional Units to cover over-allotments, if any, at the IPO price less underwriting fees. On November 19, 2021, the underwriter elected to fully exercise its over-allotment option, purchasing 3,375,000 of such additional Units.

The underwriter was paid a cash underwriting discount of $0.20 per Unit sold in the IPO, including the Units issued in connection with the underwriter’s exercise of its over-allotment option, or $5,175,000 in the aggregate at the closing of the IPO. In addition, the underwriter is entitled to a deferred underwriting fee of $0.35 per unit, or $9,056,250, from the closing of the IPO and the exercise of the underwriter’s over-allotment option. The deferred underwriting fees will become payable to the underwriter from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no (excluding 25,875,000 shares of Class A common stock subject to possible redemption) shares of Class A common stock issued and outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of December 31, 2021, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement warrants on IPO was $0.52/warrant.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the “30-day redemption period”; and

●	if, and only if, the last reported sale price of our Class A common stock for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, we may exercise our redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth in the warrant agreement, subject to certain exceptions; and

●	if, and only if, the Reference Value of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

The “fair market value” of the Company’s Class A common stock for the above purpose shall mean the volume weighted average price of our Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide our warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment). Any redemption of the warrants for Class A common stock will apply to both the Public Warrants and the Private Placement Warrants.

No fractional Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A common stock to be issued to the holder. Please see the section entitled “Description of Securities—Warrants—Public Stockholders’ Warrants” for additional information.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The exercise price and number of shares of Class A common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Class A common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 10 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Class A common stock or equity-linked securities.

Note 7 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash, and U.S. Treasury Securities	1	$263,937,611	—	—

Note 8 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statement were available for issuance. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, by and between the Company and Jefferies LLC, as representative of the several underwriters (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)
4.5	Description of Securities*
10.1	Form of Letter Agreement by and among the Company, each of its executive officers and directors and its sponsor (1)
10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated November 16, 2021, by and among the Company, its sponsor and certain other security holders named therein (1)
10.4	Private Placement Warrant Purchase Agreement, dated November 16, 2021, by and between the Company and its sponsor (1)
10.5	Private Placement Warrant Purchase Agreement, dated November 16, 2021, by and between the Company and the underwriter (1)
10.6	Promissory Note, dated March 15, 2021, issued to the sponsor (2)
10.7	Amendment to the Promissory Note, dated June 21, 2021 (2)
10.8	Administrative Support Agreement, dated November 16, 2021, by and between the Company and its sponsor (1)
10.9	Form of Subscription Agreement between the Company, Level Field Capital II, LLC and the anchor investor (1)
10.10	Form of Indemnity Agreement, dated November 16, 2021, by and between the Company and each of its executive officers and directors (1)
10.11	Securities Subscription Agreement, dated March 15, 2021, by and between the Company and its sponsor (2)
14	Code of Ethics (2)
24.1	Power of Attorney (included on the signature pages herein)*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 28, 2021.
(3)	Incorporated by reference to the Company’s Form S-1 Exhibit 3.6, filed with the SEC on October 28, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in The City of Dallas, State of Texas, on the 24th day of March, 2022.

LF CAPITAL ACQUISITION CORP. II

By:	/s/ Scott Reed
Scott Reed
President, Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elias Farhat, Scott Reed and Alberto Bianchinotti and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant on March 24, 2022 and in the capacities indicated.

Signature	Title

/s/ Scott Reed	President, Chief Executive Officer and Director
Scott Reed	(Principal Executive Officer)

/s/ Alberto Bianchinotti	Chief Financial Officer
Alberto Bianchinotti	(Principal Financial and Accounting Officer)

/s/ Elias Farhat	Executive Chairman and Director
Elias Farhat

/s/ Baudouin Prot	Non-Executive Chairman and Director
Baudouin Prot

/s/ Robert Black	Director
Robert Black

/s/ James Hodge	Director
James Hodge

/s/ Habib Kairouz	Director
Habib Kairouz

/s/ Jodi Shelton	Director
Jodi Shelton

/s/ Djemi Traboulsi	Director
Djemi Traboulsi