Form 10-Q
period 2022-03-31
LF Capital Acquisition Corp. II
filed 2022-05-12
CIK 1851266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-41071

LF Capital Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Delaware	86-2195674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1909 Woodall Rodgers Freeway, Suite 500 Dallas, Texas, 75201

(Address of Principal Executive Offices, including zip code)

(214) 741-6105
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

As of May 11, 2022, there were 25,875,000 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 6,468,750 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) to March 31, 2022	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) to March 31, 2021	3
	Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) to March 31, 2021	4
	Notes to Condensed Financial Statement (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22

i

Item 1. Interim Financial Statements (Unaudited)

LF CAPITAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$71,604	$325,250
Prepaid expenses and other assets	425,501	430,477
Total current assets	497,105	755,727
Prepaid expenses-non current	264,131	367,039
Deferred tax asset	1,761	19,287
Investments held in Trust Account	264,079,072	263,937,611
TOTAL ASSETS	$264,842,069	$265,079,664
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$177,733	$60,313
Franchise tax payable	50,000	91,842
Income tax payable	4,381	—
Total current liabilities	232,114	152,155
Deferred underwriting fee payable	9,056,250	9,056,250
Total liabilities	$9,288,364	$9,208,405
COMMITMENTS AND CONTINGENCIES
Class A Common Stock subject to possible redemption, $0.0001 par value, 25,875,000 shares issued and outstanding at redemption value of $10.20 per share	263,925,000	263,925,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption)	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Accumulated deficit	(8,371,942)	(8,054,388)
Total stockholders’ deficit	(8,371,295)	(8,053,741)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$264,842,069	$265,079,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2022	For the period February 19, 2021 (inception) to March 31, 2021
OPERATING EXPENSES
General and administrative	$387,107	$3,613
Franchise tax	50,000	—
Loss from operations	437,107	3,613

OTHER INCOME
Unrealized gain on investments held in Trust Account	141,460	—
Total other income	141,460	—

LOSS BEFORE PROVISION FOR INCOME TAXES	(295,647)	(3,613)
Income tax expense	21,907	—
NET LOSS	$(317,554)	$(3,613)

Weighted average shares outstanding of Class A Common Stock	25,875,000	—
Basic and diluted net income per share, Class A	$(0.01)	$—

Weighted average shares outstanding of Class B Common Stock	6,468,750	6,468,750
Basic and diluted net loss per share, Class B	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance - 12/31/21	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)
Net loss		—		—	—	(317,554)	(317,554)
Balance - 03/31/22	—	$—	6,468,750	$647	$—	$(8,371,942)	$(8,371,295)

FOR THE PERIOD FEBRUARY 19, 2021 (INCEPTION) TO MARCH 31, 2021
	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance - 02/19/21 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders			6,468,750	647	24,353		25,000
Net loss	—	—	—	—	—	(3,613)	(3,613)
Balance - 03/31/21	—	$—	6,468,750	$647	$24,353	$(3,613)	$21,387

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2022	For the period February 19, 2021 (inception) to March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(317,554)	$(3,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred tax asset	17,526	—
Unrealized gain on investments held in Trust Account	(141,460)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	—
Prepaid expenses and other assets	107,883	—
Accounts payable and accrued expenses	117,420	3,598
Franchise tax payable	(41,842)	—
Income tax payable	4,381	—
Net cash flows used in operating activities	(253,646)	(15)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B Common Stock to Sponsor	—	647
Paid in capital	—	24,353
Net cash flows provided by financing activities	—	25,000

NET CHANGE IN CASH	(253,646)	24,985

CASH, BEGINNING OF PERIOD	325,250	—

CASH, END OF PERIOD	$71,604	$24,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through November 19, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A Common Stock and one-half of one redeemable warrant to purchase one share of Class A Common Stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (unless extended in connection with an Extension Election as described below or as a result of an amendment to our amended and restated certificate of incorporation, which would require the approval of the holders of at least 65% of all of the Company’s then outstanding common stock) (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if the Company anticipates that it may be unable to complete an initial business combination within 15 months, it may, but is not obligated to, extend the period of time to complete a business combination up to six times by an additional period of one month each time (for a total of up to 21 months) (each such one-month extension of the prescribed time period, an “Extension Election”).

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that, while it is reasonably possible that COVID-19 could have a negative effect on the Company’s ability to identify a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $71,604 in its operating bank account, $264,079,072 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $264,991.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (Note 4) and a promissory note, as amended, from the Sponsor (see Note 4). Subsequent to the IPO, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Private Placement. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. Subsequent to March 31, 2022, the Company obtained a loan from its Sponsor (see Note 8).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 25, 2022 and November 17, 2021, respectively.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statement with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Significant estimates in these unaudited condensed financial statements include those related to the fair value of Warrants. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effects of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gains on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs amounted to $15,030,508, of which $14,621,728 and $408,779 were charged against the carrying value of Class A Common Stock and public and private warrants, respectively, as of November 19, 2021, based on the relative value of the common shares and public and private Warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 19, 2021 (date of inception) through March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total expense / (benefit) for income taxes is comprised of the following:

March 31, 2022
Current expense / (benefit)	$4,381
Deferred expense / (benefit)	(66,467)
Change in valuation allowance	83,993

Total income tax expense / (benefit)	$21,907

The net deferred tax assets and liabilities in the accompanying unaudited condensed balance sheets included the following components:

March 31, 2022
Deferred tax assets	$117,397
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(115,636)

Net deferred tax assets / (liabilities)	$1,761

December 31, 2021
Deferred tax assets	$50,929
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(31,642)

Net deferred tax assets	$19,287

The deferred tax assets as of March 31, 2022 was comprised of the tax effect of cumulative temporary differences as follows:

March 31, 2022
Capitalized expenses before business combination	$117,397
Valuation allowance for deferred tax assets	(115,636)

Total	$1,761

December 31, 2021
Capitalized expenses before business combination	$50,929
Valuation allowance for deferred tax assets	(31,642)

Total	$19,287

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the period ended March 31, 2022, the valuation allowance was $115,636.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

March 31, 2022
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	-28,41%
Income tax provision (benefit)	-7.41%

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	-13.05%
Income tax provision (benefit)	7.95%

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock sold in the IPO and in connection with the exercise of the underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022, 25,875,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity.

Immediately upon the closing of the IPO and the exercise of the underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022, the shares of Class A Common Stock reflected on the unaudited condensed balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less
Fair value of Public Warrants at issuance	(6,727,500)
Class A shares issuance costs	(14,621,728)
Plus:
Accretion of carrying value to redemption value	26,524,228
Class A Common Stock subject to possible redemption	$263,925,000

Net income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A Common Stock at $11.50 per share were issued on November 19, 2021. At March 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A Common Stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net income loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the period from January 1, 2022 through March 31, 2022
Basic and diluted net loss per share:	Class A Common Stock	Class B Common Stock
Numerator:
Allocation of net loss before accretion income	$(254,043)	$(63,511)
Accretion for Class A Common Stock to redemption value	—	—
Net loss	(254,043)	(63,511)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750

Basic and diluted net loss per share	$(0.01)	$(0.01)

For the period February 19, 2021 (inception) to March 31, 2021
Basic and diluted net loss per share:	Class A Common Stock	Class B Common Stock
Numerator:
Allocation of net loss before accretion income	$—	$(3,613)
Accretion for Class A Common Stock to redemption value	—	—
Net loss	—	(3,613)
Denominator:
Weighted average shares outstanding	—	6,468,750

Basic and diluted net income (loss) per share	$—	$(0.00)

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

The fair value of the 80,000 founder shares sold to certain independent directors as of November 9, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO Closing Date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through March 31, 2022.

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

Related Party Loans

On March 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). On June 18, 2021, the Sponsor amended the Note to increase the principal amount to $600,000. The loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. A total of $425,000 under the Note was borrowed from the Sponsor and repaid in full from the proceeds of the Initial Public Offering not being placed in the Trust Account on November 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, no Working Capital Loans were outstanding.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. The Company recognized $45,000 and $0 for the three months ending March 31, 2022 and the period from February 19, 2021 (inception) to March 31, 2021, respectively. As of March 31, 2022, $45,000 and $0 has been accrued for these services and is included in “Accounts payable and accrued expenses” in the accompanying unaudited condensed balance sheets, respectively.

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

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no (excluding 25,875,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,468,750 shares of Class B Common Stock issued and outstanding.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of March 31, 2022 and December 31, 2021, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement warrants on IPO was $0.52/warrant.

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

Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the “30-day redemption period” and

●	if, and only if, the last reported sale price of our Class A Common Stock for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Common Stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, we may exercise our redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

The “fair market value” of the Company’s Class A Common Stock for the above purpose means the volume weighted average price of our Class A Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A Common Stock per warrant (subject to adjustment). Any redemption of the warrants for Class A Common Stock will apply to both the Public Warrants and the Private Placement Warrants.

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions.

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

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash, and U.S. Treasury Securities	1	$264,079,072	—	—

December 31, 2021		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash, and U.S. Treasury Securities	1	$263,937,611	—	—

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

On April 13, 2022, the Sponsor issued a convertible promissory note (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 19, 2023; provided that, if and to the extent the Company exercises its right pursuant to that certain Investment Management Trust Agreement, dated as of November 16, 2021, between the Company and Continental Stock Transfer & Trust Company, to extend the above-referenced date of February 19, 2023 by up to six additional months, then the last day of such extended period; and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”).

At the option of the Sponsor, at any time on or prior to the Maturity Date, any amounts outstanding under the Promissory Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A Common Stock of the Company at a conversion price (the “Conversion Price”) equal to $1.00 per whole warrant. As of May 11, 2022, there is an amount outstanding of $250,000 under the Promissory Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “Company” or “our Company” refer to LF Capital Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our other filings with the SEC. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Part II—Other Information. Item 1a. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $317,554, which consisted of operating costs of $373,271, offset by an unrealized gain on marketable securities held in the trust account of $141,460.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $71,604 in its operating bank account, $264,079,072 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $264,991.

Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares and a promissory note, as amended, from the Sponsor for a total of $425,000. The promissory note from the Sponsor was paid in full on November 19, 2021. Subsequent to the IPO, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Private Placement.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. Subsequent to March 31, 2022, the Company obtained a loan from its Sponsor. Please see the section entitled “Recent Developments” for additional information.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per unit sold in the IPO, or $9,056,250 in the aggregate. This deferred fee will be waived by the underwriter in the event that the Company does not complete an initial business combination, subject to the terms of the underwriting agreement with respect to the Company’s IPO.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. For the three months ended March 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the unaudited condensed financial statements as a result of future adoption.

Recent Developments

On April 13, 2022, the Sponsor issued a Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and payable on the Maturity Date.

At the option of the Sponsor, at any time on or prior to the Maturity Date, any amounts outstanding under the Promissory Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A Common Stock of the Company at the Conversion Price. As of May 11, 2022, there is an amount outstanding of $250,000 under the Promissory Note.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 5, 2021, our Sponsor acquired 100 shares of the Company’s common stock in exchange for a capital contribution of $25,000, or approximately $250.00 per share, in a private placement. The acquisition of such shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On March 15, 2021, we effected a 64,687.5-for-one forward stock split of our issued and outstanding shares of common stock and reclassified those issued and outstanding shares into shares of Class B Common Stock. On June 21, 2021, we effected an approximately 1.11-for-one forward stock split of our issued and outstanding shares of Class B Common Stock. On October 26, 2021, we effected an approximately one-for-1.11 reverse stock split of our issued and outstanding shares of Class B Common Stock. At the time of our IPO, the Sponsor held 6,468,750 founder shares (reflecting an aggregate capital contribution of approximately $0.004 per share). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares of our common stock upon completion of the IPO. On November 19, 2021, our Sponsor transferred 20,000 founder shares to each of our independent directors at their original purchase price in a private placement. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In addition, at the closing of our initial business combination, our anchor investor will be entitled to purchase from our Sponsor an aggregate of 12.5% of the number of founder shares outstanding upon the final closing of the IPO, at a purchase price of approximately $0.004 per share.

Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF Capital Acquisition Corp. II

Date: May 11, 2022	/s/ Scott Reed
	Name:	Scott Reed
	Title:	President, Chief Executive Officer