Form 10-Q
period 2022-06-30
LF Capital Acquisition Corp. II
filed 2022-08-22
CIK 1851266

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 25,875,000 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 6,468,750 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

 Quarterly Report on Form 10-Q

 TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and the three months ended June 30, 2021 and the period February 19, 2021 (inception) through June 30, 2021	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 (unaudited) and the three months ended June 30, 2021 and for the period February 19, 2021 (inception) through June 30, 2021	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited)and the period February 19, 2021 (inception) to June 30, 2021	4
	Notes to Condensed Financial Statement (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

i

Item 1. Interim Financial Statements (Unaudited)

LF CAPITAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$311,669	$325,250
Prepaid expenses and other assets	450,510	430,477
Advance tax	34,694	—
Total current assets	796,873	755,727
Prepaid expenses-non current	160,079	367,039
Deferred tax asset	2,061	19,287
Investments held in Trust Account	264,099,062	263,937,611
TOTAL ASSETS	$265,058,075	$265,079,664
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,477	$60,313
Franchise tax payable	35,996	91,842
Convertible promissory note – related party, at fair value	411,819
Total current liabilities	565,292	152,155
Deferred underwriting fee payable	9,056,250	9,056,250
Total liabilities	$9,621,542	$9,208,405
COMMITMENTS AND CONTINGENCIES (Note 5)	—	—
Class A Common Stock subject to possible redemption, $0.0001 par value, 25,875,000 shares issued and outstanding at redemption value	263,963,065	263,925,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption)	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	37,637	—
Accumulated deficit	(8,564,816)	(8,054,388)
Total stockholders’ deficit	(8,526,532)	(8,053,741)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$265,058,075	$265,079,664

 The accompanying notes are an integral part of these unaudited condensed financial statements

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,	For the period February 19, 2021 (inception) to June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$252,345	$3,734	$639,452	$7,347
Franchise tax	118,220	—	168,220	—
Total expenses	370,565	3,734	807,672	7,347

OTHER INCOME
Change in fair value of convertible promissory note	544		544	—
Dividend income	92	—	92	—
Unrealized gain on investments held in Trust Account	214,745	—	356,205	—
Total other income	215,381	—	356,841	—

LOSS BEFORE PROVISION FOR INCOME TAXES	(155,184)	(3,734)	(450,831)	(7,347)
Income tax expense (benefit)	(375)	—	21,532	—
NET LOSS	$(154,809)	$(3,734)	$(472,363)	$(7,347)

Weighted average shares outstanding of Class A common stock	25,875,000	—	25,875,000	—
Basic and diluted net loss per share, Class A	$(0.00)	$—	$(0.01)	$—

Weighted average shares outstanding of Class B common stock	6,468,750	6,468,750	6,468,750	6,468,750
Basic and diluted net loss per share, Class B	$(0.00)	$(0.00)	$(0.01)	$(0.00)

 The accompanying notes are an integral part of these unaudited condensed financial statements

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance – December, 31, 2021	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)
Net loss		—		—	—	(317,554)	(317,554)
Balance – March 31. 2022	—	$—	6,468,750	$647	$—	$(8,371,942)	$(8,371,295)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	37,637	—	37,637
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(38,065)	(38,065)
Net loss		—		—	—	(154,809)	(154,809)
Balance – June 30, 2022	—	$—	6,468,750	$647	$37,637	$(8,564,816)	$(8,526,532)

FOR THE PERIOD FEBRUARY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders			6,468,750	647	24,353		25,000
Net loss	—	—	—	—	—	(3,613)	(3,613)
Balance – March 31, 2021	—	$—	6,468,750	$647	$24,353	$(3,613)	$21,387
1.11 -for- 1 stock split	—	—	718,750	72	(72)	—	—
Net loss	—	—	—	—	—	(3,734)	(3,734)
Balance – June 30, 2021	—	$—	7,187,500	$719	$24,281	$(7,347)	$17,653

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period February 19, 2021 (inception) to June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(472,363)	$(7,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred tax asset	17,226	—
Income on investments held in Trust Account	(356,205)	—
Dividend income	(92)	—
Change in fair value of convertible promissory note	(544)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	186,927	—
Accounts payable and accrued expenses	57,164	6,116
Advance tax	(34,694)	—
Franchise tax payable	(55,846)	—
Net cash flows used in operating activities	(658,427)	(1,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Income earned withdrawn from Trust Account	194,846	—
Net cash flows used in investing activities	194,846	—

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note - related party	450,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of deferred offering costs	—	(5,000)
Net cash flows provided by financing activities	450,000	20,000

NET CHANGE IN CASH	(13,581)	18,769

CASH, BEGINNING OF PERIOD	325,250	—

CASH, END OF PERIOD	$311,669	$18,769
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$366,031
Proceeds received from convertible promissory note in excess of initial fair value	$37,637	$—
Remeasurement of Class A ordinary shares to redemption value	$38,065	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

 LF CAPITAL ACQUISITION CORP. I

 NOTES TO CONDENSED FINANCIAL STATEMENTS

 June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A Common Stock and one-half of one redeemable warrant to purchase one share of Class A Common Stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A Common Stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A Common Stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until the date on which such a redemption event takes place.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic, and the Company has concluded that, while it is reasonably possible that COVID-19 could have a negative effect on the Company’s ability to identify a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had $311,669 in its operating bank account, $264,099,062 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $231,581.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has 15 months from the closing of the IPO (i.e., February 13, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 13, 2023, there will be a mandatory liquidation and subsequent dissolution.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 13, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gains on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.

Offering Costs Associated with the Initial Public Offering

Offering costs amounted to $15,030,508, of which $14,621,728 and $408,779 were charged against the carrying value of Class A Common Stock and public and private warrants, respectively, as of November 19, 2021, based on the relative value of the common shares and public and private Warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 19, 2021 (date of inception) through June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate (ETR) from continuing operations was (0.24%) and (4.78%) for the quarter and six months ended June 30, 2022, respectively, and 0.00% for the quarter and six months ended June 30, 2021, respectively.

Class A Common Stock Subject to Possible Redemption

The Company follows the two-class method to calculate earnings per ordinary share. The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock sold in the IPO and in connection with the exercise of the underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022, 25,875,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity.

Immediately upon the closing of the IPO and the exercise of the underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022, and December 31, 2021 the shares of Class A Common Stock reflected on the unaudited condensed balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less
Fair value of Public Warrants at issuance	(6,727,500)
Class A shares issuance costs	(14,621,728)
Plus:
Remeasurement of carrying value to redemption value	26,524,228
Class A Common Stock subject to possible redemption at December 31, 2021	$263,925,000
Plus: Remeasurement of Class A ordinary shares to redemption value	38,065
Class A Common Stock subject to possible redemption at June 30, 2022	$263,963,065

Net income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A Common Stock at $11.50 per share were issued on November 19, 2021. At June 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A Common Stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. The calculation does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As a result, diluted net loss per share of common stock is the same as basic net income loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended June 30,
	2022		2021
	Class A common stock	Class B Common stock	Class A common stock	Class B Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(123,847)	$(30,962)	$—	$(3,734)
Remeasurement for Class A Common Stock to redemption value	38,065	—	—	—
Net loss	$(85,782)	$(30,962)	$—	$(3,734)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	—	6,468,750
Basic and dilution net loss per share	$(0.00)	$(0.00)	$—	$(0.00)

	For the six months ended June 30,		For the period February 19, 2021 (inception) through June 30,
	2022		2021
	Class A common stock	Class B Common stock	Class A common stock	Class B Common Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(377,890)	$(94,473)	$—	$(7,347)
Remeasurement for Class A Common Stock to redemption value	38,065	—	—	—
Net loss	$(339,825)	$(94,473)	$—	$(7,347)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	—	6,468,750
Basic and dilution net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Stock Compensation Expense

In connection with the Company’s IPO, founder’s shares were sold to certain independent directors by the Sponsor at the price of $0.004 per share.

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

The fair value of the 80,000 founder shares sold to certain independent directors as of November 19, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO Closing Date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through June 30, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 19, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Convertible Promissory Note – Related Party

On April 13, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest bearing and payable in full on February 19, 2023, unless extended. At the Company’s discretion, the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On April 13, 2022 and June 30, 2022 the Company drew $250,000 and $200,000 respectively, under the Convertible Note. The fair value of the $250,000 drawn on April 13, 2022 was estimated by the Company to be $229,333 at initial measurement. The $20,668 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $200,000 drawn on June 30, 2022 was estimated to be $183,030 at initial measurement. The $16,970 excess proceeds over fair value was recognized in additional paid-in capital. The aggregate fair value of the Convertible Note was estimated to be $411,819 at June 30, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, there were no amounts outstanding under Working Capital Loans.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. The Company recognized $90,000 and $0 for the six months ending June 30, 2022 and the period from February 19, 2021 (inception) to June 30, 2021, respectively. The Company recognized $45,000 and $0 for the three months ending June 30, 2022 and the period from April 1, 2021 to June 30, 2021, respectively. As of June 30, 2022, $15,000 and $0 were accrued for these services and are included in “Accounts payable and accrued expenses” in the accompanying unaudited condensed balance sheets, respectively.

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

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no (excluding 25,875,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B Common Stock issued and outstanding.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of June 30, 2022 and December 31, 2021, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement warrants on IPO was $0.52/warrant.

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

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
June 30, 2022		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$264,099,062	—	—
Liabilities:
Convertible promissory note	3	—	—	$411,819

		Quoted Prices in	Significant Other	Significant Other
December 31, 2021		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$263,937,611	—	—

The estimated fair value of the convertible promissory note was based on the following significant inputs on issuance date:

April 13,2022
Risk-free interest rate	2.65%
Time to Expiration (in years)	0.84
Expected volatility	3.3%
Exercise Price	$11.50
Dividend yield	0.00%
Stock Price	$9.98

The following table presents the valuation inputs of the convertible promissory note as of June 30, 2022:

June 30, 2022
Risk-free interest rate	2.97%
Time to Expiration (in years)	0.63
Expected volatility	4.0%
Exercise Price	$11.50
Dividend yield	0.00%
Stock Price	$9.99

The following table presents the changes in the fair value of the Level 3 convertible promissory note as of June 30, 2022:

Fair value as of March 31, 2022	$—
Initial measurement of draw on convertible promissory note - related party on April 13, 2022	229,333
Initial measurement of draw on convertible promissory note - related party on June 30, 2022	183,030
Change in fair value	(544)
Fair value as of June 30, 2022	$411,819

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $154,809 and $472,363, respectively, which consisted of operating costs of $370,565 and $807,672 offset by an unrealized gain on marketable securities held in the trust account of $214,745 and $356,205, respectively, and in each period, a change in fair value of Convertible Note of $544 and dividend income of $92.

Liquidity and Going Concern

As of June 30, 2022, the Company had $311,669 in its operating bank account, $264,099,062 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $231,581.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has 15 months from the closing of the IPO (i.e., January 13, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 13, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 13, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (Note 4) and a promissory note, as amended, from the Sponsor (see Note 4). Subsequent to the IPO, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Private Placement. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs At June 30, 2022, there was $450,000 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The advances of $450,000 for the six months ended June 30, 2022 were initially valued at $412,363 whereas the difference of $37,637 was recorded as a credit to stockholders’ deficit. The change in the fair value of the note recorded in the statements of operations for the three and six months ended June 30, 2022 were $544, respectively, resulting in a fair value of the convertible note of $411,819.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

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

Net Loss Per Ordinary Share

The Company follows the two-class method to calculate earnings per ordinary share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. The calculation also does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. For the three and six months ended June 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the unaudited condensed financial statements as a result of future adoption.

Recent Developments

On April 13, 2022, the Sponsor issued a Convertible Note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Convertible Note is non-interest bearing and payable on the Maturity Date.

At the option of the Sponsor, at any time on or prior to the Maturity Date, any amounts outstanding under the Convertible Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A Common Stock of the Company at the Conversion Price. As of June 30, 2022, there is an amount outstanding of $450,000 under the Convertible Note.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LF Capital Acquisition Corp. II

Date: August 22, 2022	/s/ Scott Reed
	Name:	Scott Reed
	Title:	President, Chief Executive Officer