Form 10-Q
period 2022-09-30
LF Capital Acquisition Corp. II
filed 2022-11-10
CIK 1851266

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November [●], 2022, there were 25,875,000 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 6,468,750 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

 Quarterly Report on Form 10-Q

 TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and the three months ended September 30, 2021 and the period from February 19, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 (unaudited) and the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from February 19, 2021 (inception) to September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statement (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
PART II – OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

i

Item 1. Interim Financial Statements (Unaudited)

LF CAPITAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$307,984	$325,250
Prepaid expenses and other assets	432,225	430,477
Total current assets	740,209	755,727
Prepaid expenses – non current	57,266	367,039
Deferred tax asset	—	19,287
Investments held in Trust Account	265,218,910	263,937,611
TOTAL ASSETS	$266,016,385	$265,079,664
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,275	$60,313
Franchise tax payable	53,993	91,842
Income tax payable	33,427	—
Convertible promissory note – related party, at fair value	299,018	—
Total current liabilities	542,713	152,155
Deferred tax liability	141,450	—
Deferred underwriting fee payable	9,056,250	9,056,250
Total liabilities	$9,740,413	$9,208,405
COMMITMENTS AND CONTINGENCIES (Note 5)	—	—
Class A Common Stock subject to possible redemption, $0.0001 par value, 25,875,000 shares issued and outstanding at redemption value of approximately $10.24 and $10.20 as of September 30, 2022 and December 31, 2021, respectively	265,000,489	263,925,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption)	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	123,853	—
Accumulated deficit	(8,849,017)	(8,054,388)
Total stockholders’ deficit	(8,724,517)	(8,053,741)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$266,016,385	$265,079,664

 The accompanying notes are an integral part of these unaudited condensed financial statements

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,			For the nine months ended September 30,	For the period February 19, 2021 (inception) to September 30,
	2022	2021		2022	2021
OPERATING EXPENSES
General and administrative	$378,870	$5,341		$1,018,322	$12,688
Franchise tax	49,999	—		218,219	—
Total expenses	428,869	5,341		1,236,541	12,688

OTHER INCOME
Change in fair value of convertible promissory note	201,585	—		202,129	—
Dividend income	578	—		670	—
Unrealized gain on investments held in Trust Account	1,253,561	—		1,609,766	—
Total other income	1,455,724	—		1,812,565	—

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,026,855	(5,341)		576,024	(12,688)
Income tax expense	273,632	—		295,164	—
NET INCOME (LOSS)	$753,223	$(5,341)		$280,860	$(12,688)

Weighted average shares outstanding of Class A common stock	25,875,000	—		25,875,000	—
Basic and diluted net income (loss) per share, Class A	$0.06	$—		$0.05	$—

Weighted average shares outstanding of Class B common stock	6,468,750	5,625,000	(1)(2)	6,468,750	5,625,000	(1)(2)
Basic and diluted net income (loss) per share, Class B	$0.02	$(0.00)		$0.01	$(0.00)

(1)	This number includes an aggregate of up to 843,750 Class B common shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter

(2)	Shares have been retroactively restated to reflect the recapitalization of the Company in the form of a 64,687.50 – for – 1 stock split and a 1.11 – for – 1 stock split, and a 1 – for – 1.11 reverse stock split

 The accompanying notes are an integral part of these unaudited condensed financial statements

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance – December, 31, 2021	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)
Net loss		—		—	—	(317,554)	(317,554)
Balance – March 31. 2022	—	—	6,468,750	$647	—	(8,371,942)	$(8,371,295)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	37,637	—	37,637
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(38,065)	(38,065)
Net loss		—		—	—	(154,809)	(154,809)
Balance – June 30, 2022	—	—	6,468,750	$647	37,637	(8,564,816)	(8,526,532)
Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	86,216	—	86,216
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,037,424)	(1,037,424)
Net income	—	—	—	—	—	753,223	753,223
Balance – September 30, 2022	—	$—	6,468,750	$647	$123,853	$(8,849,017)	$(8,724,517)

FOR THE PERIOD FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders (1)(2)			6,468,750	647	24,353		25,000
Net loss	—	—	—	—	—	(3,613)	(3,613)
Balance – March 31, 2021	—	—	6,468,750	647	24,353	(3,613)	21,387
Net loss	—	—	—	—	—	(3,734)	(3,734)
Balance – June 30, 2021	—	$—	6,468,750	$647	$24,353	$(7,347)	$17,653
Net loss	—	—	—	—	—	(5,341)	(5,341)
Balance – September 30, 2021	—	$—	6,468,750	$647	$24,353	$(12,688)	$12,312

(1)	This number includes an aggregate of up to 843,750 Class B common shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter

(2)	Shares have been retroactively restated to reflect the recapitalization of the Company in the form of a 64,687.50 – for – 1 stock split and a 1.11 – for – 1 stock split, and a 1 – for – 1.11 reverse stock split

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2022	For the period February 19, 2021 (inception) to September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$280,860	$(12,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred tax liability	160,737	—
Income on investments held in Trust Account	(1,609,766)	—
Dividend income	(670)	—
Change in fair value of convertible promissory note	(202,129)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	308,025	—
Accounts payable and accrued expenses	95,962	774
Income tax payable	33,427	—
Franchise tax payable	(37,849)	—
Net cash flows used in operating activities	(971,403)	(11,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Income earned withdrawn from Trust Account	329,137	—
Net cash flows provided by investing activities	329,137	—

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note – related party	625,000	—
Proceeds from note payable – related party	—	425,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of deferred offering costs	—	(405,976)
Net cash flows provided by financing activities	625,000	44,024

NET CHANGE IN CASH	(17,266)	32,110

CASH, BEGINNING OF PERIOD	325,250	—

CASH, END OF PERIOD	$307,984	$32,110
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$50,818
Proceeds received from convertible promissory note in excess of initial fair value	$123,853	$—
Remeasurement of Class A ordinary shares to redemption value	$1,075,489	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

 LF CAPITAL ACQUISITION CORP. I

 NOTES TO CONDENSED FINANCIAL STATEMENTS

 September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A Common Stock and one-half of one redeemable warrant to purchase one share of Class A Common Stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Liquidity and Going Concern

As of September 30, 2022, the Company had $307,984 in its operating bank account, $265,218,910 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $315,917.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has 15 months from the closing of the IPO (i.e., February 19, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by February 19, 2023, there will be a mandatory liquidation and subsequent dissolution.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 19, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gains on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 26.65% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 51.24% and 0.00% for the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the three months and for the period from February 19, 2021 (inception) through September 30, 2021, due to fair value changes on warrant liabilities and the change in valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. The company has not recorded any unrecognized tax benefits since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Common Stock Subject to Possible Redemption

The Company follows the two-class method to calculate earnings per ordinary share. The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock sold in the IPO and in connection with the exercise of the underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022, 25,875,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity.

Immediately upon the closing of the IPO and the exercise of the underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022, and December 31, 2021 the shares of Class A Common Stock reflected on the unaudited condensed balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less
Fair value of Public Warrants at issuance	(6,727,500)
Class A shares issuance costs	(14,621,728)
Plus:
Remeasurement of carrying value to redemption value	26,524,228
Class A Common Stock subject to possible redemption at December 31, 2021	263,925,000
Plus: Remeasurement of Class A ordinary shares to redemption value	38,065
Class A Common Stock subject to possible redemption at June 30, 2022	263,963,065
Plus: Remeasurement of Class A ordinary shares to redemption value	1,037,424
Class A Common Stock subject to possible redemption at September 30, 2022	$265,000,489

Net income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A Common Stock at $11.50 per share were issued on November 19, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A Common Stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. The calculation does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As a result, diluted net loss per share of common stock is the same as basic net income loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended September 30,
	2022		2021
			Class A	Class B
	Class A common	Class B	common	Common
	stock	Common stock	stock	stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$602,578	$150,645	$—	$(5,341)

Remeasurement for Class A Common Stock to redemption value	1,037,424	—	—	—
Net income (loss)	$1,640,002	$150,645	$—	$(5,341)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750		5,625,000
Basic and dilution net income (loss) per share	$0.06	$0.02	$—	$(0.00)

			For the period
			February 19, 2021
	For the nine months ended		(inception) through
	September 30,		September 30,
	2022		2021
		Class B	Class A	Class B
	Class A common	Common	common	Common
	stock	stock	stock	Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$224,688	$56,172	$—	$(12,688)

Remeasurement for Class A Common Stock to redemption value	1,075,489	—	—	—
Net income (loss)	$1,300,177	$56,172	$—	$(12,688)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	—	5,625,000
Basic and dilution net income (loss) per share	$0.05	$0.01	$—	$(0.00)

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

The fair value of the 80,000 founder shares sold to certain independent directors as of November 19, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO Closing Date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through September 30, 2022.

Recent Accounting Pronouncements

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

On April 13, 2022, June 30, 2022 and August 31, 2022, the Company drew $250,000, $200,000 and $175,000, respectively, under the Convertible Note. The fair value of the $250,000 drawn on April 13, 2022 was estimated by the Company to be $229,333 at initial measurement. The $20,668 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $200,000 drawn on June 30, 2022 was estimated to be $183,030 at initial measurement. The $16,970 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $175,000 drawn on August 31, 2022 was estimated to be $88,784 at initial measurement. The $86,216 excess proceeds over fair value was recognized in additional paid-in capital. The aggregate fair value of the Convertible Note was estimated to be $299,018 at September 30, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, there were no amounts outstanding under Working Capital Loans.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. The Company recognized $135,000 and $0 for the nine months ending September 30, 2022 and the period from February 19, 2021 (inception) to September 30, 2021, respectively. The Company recognized $45,000 and $0 for the three months ending September 30, 2022 and for three months ended September 30, 2021, respectively. As of September 30, 2022, no amounts were outstanding for these services.

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

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no (excluding 25,875,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B Common Stock issued and outstanding.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of September 30, 2022 and December 31, 2021, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement warrants on IPO was $0.52/warrant.

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

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
September 30, 2022		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$265,218,910	—	—
Liabilities:
Convertible promissory note	3	—	—	$299,018

		Quoted Prices in	Significant Other	Significant Other
December 31, 2021		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$263,937,611	—	—

The following table presents the valuation inputs of the convertible promissory note as of September 30, 2022:

September 30, 2022
Risk-free interest rate	3.96%
Time to Expiration (in years)	0.38
Expected volatility	3.3%
Exercise Price	$11.50
Dividend yield	0.00%
Stock Price	$10.06
Probability of completing an initial Business Combination(1)	50%

(1)	This probability was arrived at solely for the purpose of the Level 3 input to the convertible promissory note valuation.

The following table presents the changes in the fair value of the Level 3 convertible promissory note as of September 30, 2022:

Fair value as of March 31, 2022	$—
Initial measurement of draw on convertible promissory note - related party on April 13, 2022	229,333
Initial measurement of draw on convertible promissory note - related party on June 30, 2022	183,030
Change in fair value	(544)
Fair value as of June 30, 2022	$411,819
Initial measurement of draw on convertible promissory note - related party on August 31, 2022	88,784
Change in fair value	(201,585)
Fair value as of September 30, 2022	$299,018

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $753,223, which consisted of operating costs of $428,869, and income tax expense of $273,632, offset by a change in fair value of Convertible Note of $201,585, an unrealized gain on marketable securities held in the trust account of $1,253,561 and dividend income of $578.

For the nine months ended September 30, 2022, we had a net income of $280,860, which consisted of operating costs of $1,236,541, and income tax expense of $295,164, offset by a change in fair value of Convertible Note of $202,129, an unrealized gain on marketable securities held in the trust account of $1,609,766 and dividend income of $670.

For the three months ended September 30, 2021, we had a net loss of $5,341, which consisted solely of operating costs.

For the nine months ended September 30, 2021, we had a net loss of $12,688, which consisted solely of operating costs.

Liquidity and Going Concern

As of September 30, 2022, the Company had $307,984 in its operating bank account, $265,218,910 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $315,917.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has 15 months from the closing of the IPO (i.e., February 19, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by February 19, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 19, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (Note 4) and a promissory note, as amended, from the Sponsor (see Note 4). Subsequent to the IPO, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Private Placement. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs At September 30, 2022, there was $625,000 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The advances of $625,000 for the nine months ended September 30, 2022 were initially valued at $501,147 whereas the difference of $123,853 was recorded as a credit to stockholders’ deficit. The change in the fair value of the note recorded in the statements of operations for the three and nine months ended September 30, 2022 were $201,585 and $202,129, respectively, resulting in a fair value of the convertible note of $299,018.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

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

Net Income (Loss) Per Ordinary Share

The Company follows the two-class method to calculate earnings per ordinary share. Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. The calculation also does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. For the three and nine months ended September 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

At the option of the Sponsor, at any time on or prior to the Maturity Date, any amounts outstanding under the Convertible Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A Common Stock of the Company at the Conversion Price. As of September 30, 2022, there is an amount outstanding of $625,000 under the Convertible Note, fair valued at $299,018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

LF Capital Acquisition Corp. II

Date: November [●], 2022	/s/ Scott Reed
	Name:	Scott Reed
	Title:	President, Chief Executive Officer

