Form 10-K
period 2022-12-31
LF Capital Acquisition Corp. II
filed 2023-03-23
CIK 1851266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (214) 740-6105

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, of such common equity, as of June 30, 2022, was $258,500,000.

As of March 23, 2023, there were 17,569,169 shares of the Registrant’s Class A common stock, par value $0.0001 per share (“Class A common stock”) and 200,000 shares of the Registrant’s Class B common stock, par value $0.0001 per share (“Class B common stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

FORM 10-K

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the Company, as currently in effect;

●	“anchor investor” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“founder shares” are to shares of our Class B common stock initially issued to our Sponsor in a private placement prior to our IPO and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“IPO” are to our initial public offering of units, which was closed on November 19, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our IPO;

●	“management” or “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to our Sponsor, the anchor investor, and the underwriter in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchased public shares, provided that each of our Sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“Sponsor” are to Level Field Capital II, LLC, and references to the experience of our Sponsor include the experience of members of our Sponsor;

●	“underwriter” are to Jefferies LLC, the underwriter of our IPO; and

●	“we,” “us,” “the Company” or “our Company” are to LF Capital Acquisition Corp. II, a Delaware corporation.

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

On April 13, 2022, the sponsor issued a convertible note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “2022 Convertible Note”). The 2022 Convertible Note is non-interest bearing and payable on the later of (a) February 19, 2023 (or such later date as the Company may extend the deadline to complete the business combination and (b) the effective date of the business combination.

At the option of the sponsor, at any time on or prior to the maturity date, any amounts outstanding under the 2022 Convertible Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per whole warrant. As of December 31, 2022, there is an amount outstanding of $625,000 under the 2022 Convertible Note.

On December 1, 2022, Djemi Traboulsi resigned as a director of the Company to ensure that the Company remained in compliance with the requirement that the board of directors of each company listed on the Nasdaq Stock Market have a majority of independent directors. Mr. Traboulsi did not resign as a result of any dispute or disagreement with the Company or board of directors on any matters relating to the Company’s operations, policies or practices. On February 1, 2023, Mr. Traboulsi was appointed as an officer, to serve as the Company’s Senior Vice President and Managing Director.

On February 14, 2023, pursuant to the terms of the Amended and Restated Certificate of Incorporation of the Company (the “Charter”), our Sponsor, the holder of an aggregate of 6,388,750 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), elected to convert 6,268,750 shares of the Class B Common Stock held by it on a one-for-one basis into Class A common stock, par value $0.0001 per share (“Class A Common Stock”) of the Company. Following such conversion, as of February 14, 2023, the Company had an aggregate of 32,143,750 shares of Class A Common Stock issued and outstanding and 200,000 shares of Class B Common Stock issued and outstanding.

On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Charter to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A common stock sold in the Company’s initial public offering (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting without conducting any business and the Company adjourned the Special Meeting until February 17, 2023. The Company will have until August 19, 2023 to compete its business combination, subject to the $0.04 per share monthly extension payments.

On February 15, 2023, the Company signed a letter of intent with a target company (“Target Company”) for a potential business combination which, if completed, would qualify as its initial business combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Target Company is a US-based manufacturer in the packaging industry with industry-leading profitability serving diversified end markets and with an established and highly attractive, blue-chip customer base that are subject to multi-year contracts.

On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A common stock outstanding with redemption rights was redeemed and approximately 17,572,169 shares of the Class A common stock remain outstanding. After giving effect to the redemptions, $116,875,493 remains in the Trust Account.

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,100.56 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A common stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

On March 13, 2023, Scott Reed resigned from the board of directors of the Company and from his positions as President and Chief Executive Officer. Mr. Reed did not resign as a result of any dispute or disagreement with the Company or board of directors on any matters relating to the Company’s operations, policies or practices. Mr. Reed will continue to serve as an advisor to the Company. On March 13, 2023, Elias Farhat, who is also a member of the board of directors, was appointed as the new Chief Executive Officer.

On March 13, 2023, the Company announced that Djemi Traboulsi, Senior Vice President and Managing Director of the Company, was appointed to the board of directors, to serve until the 2024 annual meeting of stockholders of the Company and until his successor is elected and qualified.

On March 20, 2023, the Company made a deposit of $452,016.76 to the Company’s trust account (the “extension payment”) for the benefit of the Company’s Class A common stock sold in the initial public offering, and extended the period of time the Company has to consummate an initial business combination until April 19, 2023. In connection with the extension payment, the Company drew down $452,016.76 under the 2023 Note issued by the Company to the Company’s sponsor.

On March 21, 2023, Djemi Traboulsi resigned from his position as Senior Vice President and Managing Director. Mr. Traboulsi did not resign as a result of any dispute or disagreement with the Company or board of directors on any matters relating to the Company’s operations, policies or practices. Mr. Traboulsi will continue to serve as a member of the board of directors of the Company.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early-stage Company with minimal revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	there is substantial doubt about our ability to continue as a “going concern”

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, no later than the date that is 24 months following the effective date of our IPO registration statement, instruct the trustee to hold all funds in the Trust Account in cash, which may include interest bearing demand deposit accounts at banks, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of any investments in the trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

Our proposed initial business combination involves transactional and integration risks.

We have entered into a letter of intent with the Target Company for a potential business combination which, if completed, would qualify as our initial business combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. We have not yet finalized a definitive agreement to complete this transaction and there is no assurance that we will enter into a definitive agreement on acceptable terms or at all. Assuming we proceed to enter into a definite agreement with the Target Company and consummate the proposed transaction, there is no assurance that the Target Company will successfully integrate with us to gain the intended benefits of this acquisition.

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”), and any business combination may be subject to U.S. foreign investment regulations and review by CFIUS or another U.S. government entity.

Our Sponsor, Level Field Capital II LLC, may be deemed to be controlled by or have substantial ties with a non-U.S. person given that a managing member of our Sponsor is a citizen of Lebanon. Certain federally licensed businesses in the United States are subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving “foreign persons” to determine the effect of such transactions on U.S. national security. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory CFIUS filings. It is unclear at this stage whether our potential business combination will fall within CFIUS’s jurisdiction, and if so, whether we would be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS. If we seek CFIUS review prior to the completion of our initial business combination, we may be subject to substantial delays and increased transaction costs. If we are required to undergo a CFIUS review following the completion of our initial business combination, in addition to any conditions or divestiture requirements imposed on us, we may incur substantial costs in connection therewith. Other possible foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within 15 months (or up to 21 months, if and as extended) of the closing of our initial public offering because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share of Class A common stock on the liquidation of their shares and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Our units, Class A common stock and warrants are each traded on the Nasdaq Global Market under the symbols “LFACU,” “LFAC” and “LFACW,” respectively. Our units commenced public trading on November 17, 2021 and our Class A common stock and warrants commenced public trading separately on January 7, 2022. Our Class B common stock is not listed on any exchange.

(b)	Holders

On March 23, 2023, there was one holder of record of our units, one holder of record of our separately traded shares of Class A common stock, five holders of record of our Class B common stock and six holders of record of our separately traded warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and public warrants are held of record by banks, brokers and other financial institutions.

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

None.

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

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On February 15, 2023, the Company signed a letter of intent with the Target Company for a potential business combination which, if completed, would qualify as its initial business combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Target Company is a US-based manufacturer in the packaging industry with industry-leading profitability serving diversified end markets and with an established and highly attractive, blue-chip customer base that are subject to multi-year contracts.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $1,984,300, which consisted of a change in fair value of Convertible Note of $425,296, interest earned on marketable securities held in the trust account of $3,856,720 and dividend income of $2,868, offset by operating costs of $1,543,593 and income tax expense of $756,991.

For the period from February 19, 2021 (inception) through December 31, 2021, we had net loss of $223,233, which consisted of operating costs of $255,131 and provision for income taxes of $19,287, offset by interest earned on marketable securities held in the trust account of $12,611.

Liquidity and Going Concern

As of December 31, 2022, the Company had $67,770 in its operating bank account, $266,821,059 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $339,349.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company had 15 months from the closing of the IPO (i.e., February 19, 2023), subject to six one-month extensions (i.e., up to August 19, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated August 19, 2023 (or such earlier date if the Company does not exercise its option(s) to extend the deadline), there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On February 15, 2023, the Company held a Special Meeting to vote on a proposal to amend the Charter to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A common stock sold in the Company’s initial public offering (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting without conducting any business and the Company adjourned the Special Meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A common stock outstanding with redemption rights was redeemed and approximately 17,572,169 shares of the Class A common stock remain outstanding. After giving effect to the redemptions, $116,875,493 remains in the Trust Account.

On February 21, 2023, the Company issued the 2023 Note in the aggregate principal amount of up to $2,712,100.56 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A common stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU Subtopic 205-40 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 19, 2023 (or such earlier date if the Company does not exercise its option(s) to extend the deadline) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 13, 2022, the Sponsor issued the 2022 Convertible Note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The 2022 Convertible Note is non-interest bearing and payable on the later of (a) February 19, 2023 (or such later date as the Company may extend the deadline to complete the business combination and (b) the effective date of the business combination.

At the option of the Sponsor, at any time on or prior to the maturity date, any amounts outstanding under the 2022 Convertible Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per whole warrant. As of December 31, 2022, there was an amount outstanding of $625,000 under the 2022 Convertible Note.

The 2022 Convertible note was accounted for using the fair value method. The advances of $625,000 for the year ended December 31, 2022 were initially valued at $501,147 whereas the difference of $123,853 was recorded as a credit to stockholders’ deficit. The change in the fair value of the note recorded in the statements of operations for the year ended December 31, 2022 were $425,296, resulting in a fair value of the 2022 Convertible Note of $75,851.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per unit sold in the IPO, or $9,056,250 in the aggregate. This deferred fee will be waived by the underwriter in the event that the Company does not complete an initial business combination, subject to the terms of the underwriting agreement with respect to the Company’s IPO.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Convertible Promissory Note

The Company accounts for the 2022 Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Net Income (Loss) Per Ordinary Share

The Company follows the two-class method to calculate earnings per ordinary share. Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. The calculation also does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. For the year ended December 31, 2022 and 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statements as a result of future adoption.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Elias Farhat	57	Executive Chairman of the Board, Chief Executive Officer
Baudouin Prot	71	Non-Executive Chairman of the Board
Alberto Bianchinotti	46	Chief Financial Officer
Steve Reed	45	Senior Vice President and Managing Director
Djemi Traboulsi	56	Director
Robert Black	63	Director
James Hodge	70	Director
Habib Kairouz	56	Director
Jodi Shelton	57	Director

Elias Farhat has served as our Executive Chairman of the Board since March 2021 and as a member of our board of directors since February 2021. Mr. Farhat is the former Chief Strategy Officer for Candriam, an asset management company with over $175 billion under management. He served in that role from 2016 to 2021. Mr. Farhat was also member of Candriam’s Group Strategic Committee and its Executive Committee and served as a member of its board of directors. From 2003 to 2016, Mr. Farhat was a Partner of Capital E Advisors, Inc., a private equity and real estate firm, and held several board and advisory positions at portfolio companies affiliated with Capital E. Mr. Farhat founded Velocity Advisors, Inc, a private equity advisory firm that sourced and structured transactions on behalf of institutional investors, and served as its Managing Partner from 2002 to 2016. From 1990 to 2002, Mr. Farhat served in various management consultancy positions at Bain & Company, including as a Vice President and Partner from 1998 to 2002. At Bain, Mr. Farhat advised boards, CEOs and senior management of Fortune 1000 companies as well as several private equity funds on a broad range of strategic, operational, financial and organizational issues. Mr. Farhat led Bain’s Private Equity Group activities in the Southern United States and was involved in its Investment Committee. Mr. Farhat currently serves as a member of the boards of directors of Lakeside Capital Advisors, L.P., a private equity firm, and Landsea Homes. Mr. Farhat also previously served as a member of the boards of directors of Huron Inc., a manufacturing company, CBI Laboratories, Inc., a cosmetics company, and LF Capital Acquisition Corp. from its inception through the completion of its business combination with Landsea Homes in January 2021. Mr. Farhat is a graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris. Mr. Farhat’s extensive experience in business and investing in and advising companies qualifies him to serve on our board of directors.

Baudouin Prot has served as a member of our board of directors since March 2021 and was appointed Non-Executive Chairman of the Board in March 2021. Mr. Prot is a Senior Advisor to Boston Consulting Group, a position he has held since 2015. From 1996 to 2014, Mr. Prot served in various leadership positions at BNP Paribas S.A., including (i) as its Chairman from 2011 to 2014 and as a member of its board of directors from 2000 to 2011 before being appointed as its Chairman; (ii) as its Chief Executive Officer and President from 2003 to 2011; and (iii) as its Chief Operating Officer from 1996 to 2003. Between 2003 and 2014, the French bank tripled its shareholders’ equity (from €28.3B to €89.4B), doubled revenues (from €18B to €39B) and doubled headcount (from 89,000 to 188,000 employees). During his tenure as Chairman and Chief Executive Officer of BNP Paribas, Mr. Prot implemented a successful expansion strategy in the United States via its U.S.-based subsidiary, BancWest, including a: (i) $1.2 billion acquisition of Community First Bankshares, Inc.; (ii) $1.36 billion acquisition of Commercial Federal Corporation; and (iii) $245 million acquisition of USDB Bancorp. Prior to his time at BNP, Mr. Prot served as an inspecteur des finances at the French Ministry of Finance from 1976 to 1980. Mr. Prot serves on the boards of directors of Kering S.A., a group of luxury brands, Foncia Group S.A., a provider of real estate management services, Finastra, a financial technology company, and Alstom S.A., a world leader in rolling stock. Mr. Prot previously served as a member of the boards of directors of Veolia Environment, S.A., a provider of resource management solutions, and Lafarge S.A., a supplier of construction materials. Mr. Prot also previously served as Chairman of the Association Francaise des Banques and as the Chairman and a member of the board of directors of LF Capital Acquisition Corp. from its inception through the completion of its business combination with Landsea Homes in January 2021. Mr. Prot was named “Financier of the Year” by Les Echos in 2006 and 2009 and received the Foreign Policy Association award (USA) for “Corporate Social Responsibility” in 2007. Mr. Prot was named “Strategist of the Year” by the financial daily newspaper La Tribune in 2009 and, in 2010, the Institutional Investor magazine named Mr. Prot “Best European Banking CEO.” Mr. Prot has also been named Officer of the Legion of Honor and Officer of the National Order of Merit by the French Republic. Mr. Prot is a graduate of the École Nationale d’Administration and earned his master of business administration from HEC Paris. Mr. Prot’s extensive experience in financial institutions and successful acquisitions qualifies him to serve on our board of directors.

Alberto Bianchinotti has served as our Chief Financial Officer since March 2021. Mr. Bianchinotti is the owner of AM Knight Financial Services, a CPA firm that he founded in 2013, and has experience working with new businesses in the life sciences, software and real estate industries. Mr. Bianchinotti is a Certified Public Accountant and consultant with an expertise in the launching of investment advisers and start-ups. He has served as the Chief Financial Officer and Chief Compliance Officer of Merlin Biomed Private Equity Advisors, a crossover private equity fund, since 2007. Prior to that, Mr. Bianchinotti was a Financial Analyst and Controller at Merlin Biomed Investment Advisors from 2004 to 2007 and a Financial Services Audit Supervisor at Anchin, Block and Anchin LLP from 1999 to 2004. Mr. Bianchinotti served as the Chief Financial Officer of LF Capital Acquisition Corp. from July 2020 through the completion of its business combination with Landsea Homes in January 2021. He also assisted in the oversight of the finances and operations of LF Capital Acquisition Corp. from December 2017 through July 2020 through his firm, AM Knight Financial Services. Mr. Bianchinotti earned his bachelor’s degree in accounting from Binghamton University and a certification in financial planning from New York University.

Steve Reed has served as our Senior Vice President and Managing Director since January 2022. Mr. Reed is a co-founder and Managing Partner of Stonehollow Capital Partners, which makes direct equity investments in private companies across industries throughout the United States. Prior to founding Stonehollow in January 2019, from 2014 to 2018, Mr. Reed served as a Managing Partner of EF Capital Management, the investment arm of a family office, which largely focused on direct equity and direct debt investments, in both public and private companies, across industries, throughout North America. From 2005 to 2013, Mr. Reed served as a founding member and Partner at BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space. Mr. Reed began his career as an investment banker in 2000 at Bear, Stearns & Co. in the Financial Institutions Group, later joining Houlihan Lokey in 2002, where he worked in their Generalist and Restructuring Groups. Over his career, Mr. Reed has sourced, underwritten and or managed nearly $2 billion in direct equity and debt investments and financings, spanning multiple industries, including investments in high-growth, as well as, mature companies and has served in various Board and advisory capacities, providing counsel to companies across a broad range of strategic, operational, financial and organizational issues. Mr. Reed graduated magna cum laude from Texas A&M University with a Bachelor of Business Administration degree in Finance and is a Chartered Financial Analyst.

Djemi Traboulsi was reappointed to our board of directors in March 2023. Mr. Traboulsi served as a member of LF Capital Acquisition Corp.’s board of directors from its inception through the completion of its business combination with Landsea Homes in January 2021. Mr. Traboulsi served as President of Capital E Advisors, Inc., Capital E Group’s U.S. private equity and real estate research arm, from 2005 to 2022. Mr. Traboulsi served as Managing Director of Kenmar Capital Advisors (formerly Kenmar Advisory Corp.), an alternative asset manager, from 1991 to 2001. Prior to 1991, Mr. Traboulsi held various M&A and corporate finance positions with Mabon, Nugent & Co., an international investment bank and brokerage firm. Mr. Traboulsi earned his bachelor’s degree in business administration from the American University of Paris, and he attended the Leonard N. Stern School of Business at New York University. Mr. Traboulsi’s extensive experience in business and investing in and advising companies qualifies him to serve on the Company’s board of directors.

Robert Black has served as a member of our board of directors since March 2021. Mr. Black serves as the Chairman of the board of directors of RTIC Outdoors, LLC, a direct-to-consumer retailer of outdoor gear, a position he has held since 2020. He also serves as an Executive Advisory Partner of Wind Point Partners, a private equity firm, a position he has held since 2013, and a Senior Advisor to Boston Consulting Group’s Global Consumer Practice, a position he has held since 2012. From 2006 to 2012, Mr. Black served in various leadership positions at Kimberly-Clark Corporation (NYSE: KMB), including as its Group President from 2007 to 2012, its Chief Strategy Officer from 2006 to 2007 and its Chief Innovation Officer from 2006 to 2007. Prior to that, from 2004 to 2006, Mr. Black served as the President, Chief Operating Officer and a member of the board of directors of Sammons Enterprises, a privately held financial consumer oriented and service-based business. From 1994 to 2004, Mr. Black served in a number of leadership positions at Steelcase, Inc. (NYSE: SCS), including as President of Steelcase International and as a member of the Steelcase, Inc. Executive Committee. Prior to that, he also held senior positions at McKinsey & Company, Baxter International, Inc. and Hard Manufacturing Co., Inc. Since 2018,

Mr. Black has served on the board of directors of Edgewell Personal Care Company (NYSE: EPC). Mr. Black also serves on the boards of directors of good2grow, a manufacturer of healthy drinks and snacks for kids and Targeted PetCare Group, a manufacturer of animal litter, bedding products and dental pet treats. Mr. Black has also previously served on the boards of directors of a number of public companies, including Annie’s, Inc. (formerly NYSE: BNNY) (from 2014 to 2015), North American Technologies Group, Inc. (from 2004 to 2005), Modernform Group Public Company Ltd. (in 2002) and Kimberly-Clark de Mexico (from 2008 to 2012), Pestell Nutrition and DecoPac. Mr. Black earned his bachelor’s degree in management from the State University of New York at Buffalo and his master of business administration from Harvard Business School. Mr. Black’s extensive experience in the consumer products industry qualifies him to serve on our board of directors.

James Hodge has served as a member of our board of directors since March 2021. Mr. Hodge founded Arrowsmith, LLC, an investment management firm, in 1999 and has served as its President and Chief Investment Officer since its inception. From 1987 to 2016, Mr. Hodge served as the President and Chief Investment Officer of Permal Asset Management, an investment management firm. Mr. Hodge is a member of the advisory board of Alpha Japan Asset Advisors Ltd., an asset management company, and the Investment Committee of Indiana University Foundation. He also serves on the boards of directors for a number of investment funds, including China Alpha II Fund Ltd., China Alpha Master Fund Ltd., Hel Ved Master Fund, Hel Ved Feeder Fund, Hel Ved US Feeder Fund, Hel Ved Global Opportunities Fund, Hel Ved Global Opportunities Feeder Fund, WF Asian Reconnaissance Fund Limited and WF Asian Smaller Companies Fund Limited. Mr. Hodge earned his bachelor’s degree in business administration and management from Indiana University at Bloomington and his master of business administration degree from Harvard Business School. Mr. Hodge’s extensive experience in leading and advising investment management firms qualifies him to serve on our board of directors.

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

Jodi Shelton has served as a member of our board of directors since March 2021. In 1994, Ms. Shelton co-founded the Global Semiconductor Alliance, an industry organization that strives to prepare the semiconductor industry for paradigm shifts by aligning leadership from more than 300 companies in more than 30 countries, and has served as its Chief Executive Officer and as a member of its board of directors since its inception. Ms. Shelton also founded the Shelton Group, an integrated investor relations and public relations agency, in 1994 and has served as its Chief Executive Officer since its inception. From 1990 to 1994, Ms. Shelton served as the Director of Investment Relations at Cyrix Corporation, a manufacturer of computer processor solutions. Ms. Shelton has served on the board of advisors of Nanotronics Imaging, Inc., an emerging technology company using artificial intelligence and robotics to transform manufacturing, since April 2021 and has served on the board of directors of Curic Inc., a start-up developing a patented smart-diaper technology, since June 2020. Ms. Shelton has served as a board member and a member of the Nomination and Governance Committee for Silvaco Group, a provider of TCAD EDA software and design IP since September 2022. Ms. Shelton previously served as a member of the board of advisors of the Saratoga County Prosperity Partnership and as a member of the boards of directors of Silicon Border Holding Company LLC, a commercial development along the western border of the United States and Mexico; Yellowstone Club Community Foundation; and Aurora Dallas, a public art installation and event that takes place in downtown Dallas. Ms. Shelton earned her bachelor’s degree in political science from San Diego State University, where she currently serves on the Board of Advisors for its International Business Program, and her master of political philosophy from the University of Houston. Ms. Shelton’s extensive experience within the semiconductor industry and in advising companies with respect to investor relations qualifies her to serve on our board of directors.

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Robert Black and Habib Kairouz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of James Hodge, Scott Reed and Jodi Shelton, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Elias Farhat and Baudouin Prot, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Elias Farhat
	Landsea Homes	Residential Construction	Director
	Lakeside Capital Advisors	Real Estate Investment	Director
Baudouin Prot	Kering S.A.	Luxury Goods	Director
	Alstom S.A.	Transportation Equipment	Director
	Foncia Group S.A.	Real Estate Services	Director
	Finastra	Financial Technology	Director
	Boston Consulting Group	Management Consulting	Senior Advisor
Alberto Bianchinotti	AM Knight Financial Services	Financial Services	Owner
	Merlin Biomed Private Equity Advisors	Private Equity	Chief Financial Officer
Robert Black	Wind Point Partners	Private Equity	Executive Advisory Partner
	Boston Consulting Group	Management Consulting	Senior Advisor
	Edgewell Personal Care Company	Consumer Products	Director
	RTIC Outdoors, LLC	Consumer Products	Chairman
	good2grow	Consumer Products	Chairman
	Targeted PetCare Group	Consumer Products	Chairman

James Hodge	Arrowsmith, LLC	Asset Management	Chief Investment Officer
	Alpha Japan Asset Advisors Ltd.	Asset Management	Member of Advisory Board
	China Alpha Fund Management Ltd.	Endowment	Investment Committee
	China Alpha II Fund Ltd.	Investment Fund	Director
	China Alpha Master Fund Ltd.	Investment Fund	Director
	Hel Ved Master Fund Hel Ved Feeder Fund Hel Ved US Feeder Fund Hel Ved Global Opportunities Fund Hel Ved Global Opportunities Feeder Fund	Investment Fund Investment Fund Investment Fund Investment Fund Investment Fund	Director Director Director Director Director
	WF Asian Reconnaissance Fund Limited	Investment Fund	Director
	WF Asian Smaller Companies Fund Limited	Investment Fund	Director
Habib Kairouz	Rho Capital Partners	Private Equity	Managing Partner
	Kasisto, Inc.	Software	Director
	Passport Labs, Inc.	Software	Director
	Snagajob, Inc.	Job Marketplace	Director
	Dashlane Inc.	Software	Director
	Pawlicy Advisor, Inc.	Pet Insurance Marketplace	Director
Jodi Shelton	Shelton Group	Investor Relations	Chief Executive Officer
	Nanotronics Imaging, Inc.	Technology	Advisor
	Curic Inc. Silvaco Group	Technology Technology	Director Director
Steve Reed	Stonehollow Capital Partners	Private Equity	Managing Partner
Djemi Traboulsi	Capital E Advisors	Private Equity	President

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement warrants in a transaction that will close simultaneously with the closing of this offering.

●	Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the prescribed time frame. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we do not complete our initial business combination within the prescribed time frame. Except as described herein, our Sponsor and each of our executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2022 were timely made.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,772,169 shares of our common stock, consisting of (i) 17,572,169 shares of our Class A common stock and (ii) 200,000 shares of our Class B common stock, issued and outstanding as of March 23, 2023. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Level Field Capital II, LLC(2)(3)	6,188,750	35.2%	120,000	60.0%	34.8%
Elias Farhat(3)	6,188,750	35.2%	120,000	60.0%	34.8%
Djemi Traboulsi(3)	6,188,750	35.2%	120,000	60.0%	34.8%
Baudouin Prot	—	—	—	—	—
Alberto Bianchinotti	—	—	—	—	—
Robert Black	—	—	20,000	*	*
James Hodge	—	—	20,000	*	*
Habib Kairouz	—	—	20,000	*	*
Jodi Shelton	—	—	20,000	*	*
All executive officers and directors as a group (8 individuals)	6,188,750	35.2%	200,000	100.0%	20.0%

Other 5% Stockholders
Saba Capital Management(4)	2,692,415	15.3%	—	—	15.1%
Beryl Capital Management(5)	1,600,000	9.1%	—	—	9.0%
Blackrock, Inc.(6)	1,687,500	9.6%	—	—	9.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LF Capital Acquisition Corp. II, 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas 75201.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Level Field Capital II, LLC, our Sponsor, is the record holder of the shares reported herein. Level Field Partners II, LLC is the managing member of Level Field Capital II, LLC. Level Field Management II, LLC is the managing member of Level Field Partners II, LLC. Level Field Management II, LLC is managed by its two members, Elias Farhat and Djemi Traboulsi. Messrs. Farhat and Traboulsi disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein.

(4)	According to a Schedule 13G/A filed with the SEC on May 26, 2022 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Boaz R. Weinstein, who have voting and dispositive power over the 2,692,415 shares of Class A common stock reported. The business address for these reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	According to a Schedule 13G filed with the SEC on November 29, 2021 by Beryl Capital Management LLC, a Delaware limited liability company, Beryl Capital Management LP, a Delaware limited partnership, Beryl Capital Partners II LP, a Delaware limited partnership (the “Partnership”), and David A. Witkin, who each have voting and dispositive power over the 1,600,000 shares of Class A common stock reported (except for the Partnership, which only shares voting and dispositive control over 1,401,836 shares of Class A common stock). Each of these reporting persons disclaims beneficial ownership of the reported shares, except to the extent of that reporting person’s pecuniary interest therein. The business address for these reporting persons is 1611 S. Catalina Ave., Suite 309, Redondo Beach, California 90277.

(6)	According to a Schedule 13G filed with the SEC on February 2, 2023 by Blackrock, Inc., a Delaware corporation. The business address for this reporting person is 55 East 52 Street, New York, NY 10055.

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

Related Party Notes

On March 5, 2021, our Sponsor agreed to loan to us an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. On June 18, 2021, our Sponsor amended the Note to increase the principal amount to $600,000. The loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. A total of $425,000 under the Note was borrowed from our Sponsor and repaid in full from the proceeds of the Initial Public Offering not being placed in the Trust Account on November 19, 2021.

On April 13, 2022, the Sponsor issued the 2022 Convertible Note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The 2022 Convertible Note is non-interest bearing and payable on the later of (a) February 19, 2023 (or such later date as the Company may extend the deadline to complete the business combination and (b) the effective date of the business combination.

At the option of the Sponsor, at any time on or prior to the maturity date, any amounts outstanding under the 2022 Convertible Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per whole warrant. As of December 31, 2022, there was an amount outstanding of $625,000 under the 2022 Convertible Note.

On February 21, 2023, the Company issued the 2023 Note in the aggregate principal amount of up to $2,712,100.56 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A common stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered for the period from June 15, 2022 through December 31, 2022.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the for the period from June 15, 2022 through December 31, 2022 totaled $118,150.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the for the period from June 15, 2022 through December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the for the period from June 15, 2022 through December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the for the period from June 15, 2022 through December 31, 2022.

The following is a summary of fees paid or to be paid to our former principal accountant, Citrin Cooperman & Company, LLP, or Citrin, for services rendered.

Audit Fees. The aggregate fees billed by Citrin for audit fees for the year ended December 31, 2021 and the period from January 1, 2022 to June 14, 2022 was $76,250 and $40,000, respectively.

Audit-Related Fees. We did not pay Citrin any audit-related fees for the year ended December 31, 2021. The aggregate fees billed by Citrin for audit-related fees for the period from January 1, 2022 through June 14, 2022 was $6,500.

Tax Fees. We did not pay Citrin for tax planning and tax advice for the year ended December 31, 2021 or the period from January 1, 2022 through June 14, 2022.

All Other Fees. We did not pay Citrin for other services for the year ended December 31, 2021 or the period from January 1, 2022 through June 14, 2022.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2021 through June 14, 2022.

New York, New York

March 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LF Capital Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LF Capital Acquisition Corp. II (the “Company”) as of December 31, 2022, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 23, 2023

LF CAPITAL ACQUISITION CORP. II
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$67,770	$325,250
Prepaid expenses and other assets	375,373	430,477
Income tax receivable	187,562	—
Total Current Assets	630,705	755,727

Prepaid expenses – non current	—	367,039
Deferred tax asset	—	19,287
Investments held in Trust Account	266,821,059	263,937,611
TOTAL ASSETS	$267,451,764	$265,079,664

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,944	$60,313
Franchise tax payable	72,041	91,842
Convertible promissory note – related party, at fair value	75,851	—
Total Current Liabilities	175,836	152,155

Deferred tax liability	240,266	—
Deferred underwriting fee payable	9,056,250	9,056,250
TOTAL LIABILITIES	9,472,352	9,208,405

COMMITMENTS AND CONTINGENCIES (Note 5)

Class A Common Stock subject to possible redemption, $0.0001 par value, 25,875,000 shares issued and outstanding at redemption value of approximately $10.30 and $10.20 as of December 31, 2022 and 2021, respectively	266,596,313	263,925,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption)	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	123,853	—
Accumulated deficit	(8,741,401)	(8,054,388)
Total stockholders’ deficit	(8,616,901)	(8,053,741)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$267,451,764	$265,079,664

The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II
STATEMENT OF OPERATIONS

		For the Period
		from February 19,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021

OPERATING EXPENSES
General and administrative	$1,275,324	$255,131
Franchise tax	268,269	—
Loss from operations	(1,543,593)	(255,131)

Other income:
Change in fair value of convertible promissory note	425,296	—
Dividend income	2,868	—
Interest earned on investments held in Trust Account	3,856,720	12,611
Total other income	4,284,884	12,611

Income (Loss) before benefit from (provision for) income taxes	2,741,291	(242,520)
Benefit from (Provision for) income taxes	756,991	(19,287)
Net income (loss)	$1,984,300	$(223,233)

Weighted average shares outstanding of Class A common stock	25,875,000	3,450,000
Basic and diluted net income per share, Class A	$0.16	$7.67

Weighted average shares outstanding of Class B common stock	6,468,750	6,468,750
Basic and diluted net income (loss) per share, Class B	$0.06	$(0.02)

The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022
AND FOR THE PERIOD FEBRUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Common Stock to initial stockholders			6,468,750	647	24,353		25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,337,653	—	6,337,653

Proceeds from sale of Private Placement Warrants to the Sponsor (net of offering costs)	—	—	—	—	12,331,067	—	12,331,067

Remeasurement for Class A Common Stock to redemption value	—	—	—	—	(18,693,073)	(7,831,155)	(26,524,228)

Net loss	—	—	—	—	—	(223,233)	(223,233)

Balance, December 31, 2021	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)

Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	123,853	—	123,853

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(2,671,313)	(2,671,313)

Net income	—	—	—	—	—	1,984,300	1,984,300

Balance, December 31, 2022	—	$—	6,468,750	$647	$123,853	$(8,741,401)	$(8,616,901)

 The accompanying notes are an integral part of these financial statements

LF CAPITAL ACQUISITION CORP. II
STATEMENT OF CASH FLOWS

		For the Period
		from February 19,
	For the Year	2020 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,984,300	$(223,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax asset	259,553	(19,287)
Interest earned on marketable securities held in Trust Account	(3,856,720)	(12,611)
Dividend income	(2,868)	—
Change in fair value of convertible promissory note	(425,296)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	422,143	(797,516)
Accounts payable and accrued expenses	(32,369)	152,155
Income tax receivable	(187,562)	—
Franchise tax payable	(19,801)	—
Net cash used in operating activities	(1,858,620)	(900,492)

Cash Flows from Investing Activities:
Income earned withdrawn from Trust Account	976,140
Cash deposited to Trust Account	—	(263,925,000)
Net cash provided by (used in) investing activities	976,140	(263,925,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering	—	253,575,000
Proceeds from private placement of warrants	—	12,350,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	—	(799,258)
Convertible promissory note – related party	625,000	—
Net cash provided by financing activities	625,000	265,150,742

Net Change in Cash	(257,480)	325,250
Cash – Beginning of period	325,250	—
Cash – End of period	$67,770	$325,250

Non-Cash investing and financing activities:
Proceeds received from convertible promissory note in excess of initial fair value	$123,853	$—
Deferred underwriting fees	$—	$9,056,250
Remeasurement of Class A ordinary shares to redemption value	$2,671,313	$26,524,228

The accompanying notes are an integral part of these financial statement

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

As of December 31, 2022, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A Common Stock and one-half of one redeemable warrant to purchase one share of Class A Common Stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

On February 14, 2023, pursuant to the terms of the Amended and Restated Certificate of Incorporation of the Company, our Sponsor, the holder of an aggregate of 6,388,750 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), elected to convert 6,268,750 shares of the Class B Common Stock held by it on a one-for-one basis into Class A common stock, par value $0.0001 per share (“Class A Common Stock”) of the Company, with immediate effect. Following such conversion, as of February 14, 2023, the Company had an aggregate of 32,143,750 shares of Class A Common Stock issued and outstanding and 200,000 shares of Class B Common Stock issued and outstanding.

On February 15, 2023, the Company signed a letter of intent with the Target Company for a potential business combination which, if completed, would qualify as its initial business combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Target Company is a US-based manufacturer in the packaging industry with industry-leading profitability serving diversified end markets and with an established and highly attractive, blue-chip customer base that are subject to multi-year contracts.

On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A common stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A common stock outstanding with redemption rights was redeemed and approximately 17,572,169 shares of the Class A common stock remain outstanding. After giving effect to the redemptions, $116,875,493 remains in the Trust Account.

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,100.56 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A common stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $67,770 in its operating bank account, $266,821,059 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $339,349.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has 15 months from the closing of the IPO (i.e., February 19, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by February 19, 2023, there will be a mandatory liquidation and subsequent dissolution. The Company may, but is not obligated to, extend the period of time to complete a business combination up to six times by an additional period of one month each time (for a total of up to 21 months) (each such one-month extension of the prescribed time period, an “Extension Election”). On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A common stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A common stock outstanding with redemption rights was redeemed and approximately 17,572,169 shares of the Class A common stock remain outstanding. After giving effect to the redemptions, $116,875,493 remains in the Trust Account.

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,100.56 to our Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account for each share of Class A common stock of the Company that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. U.S. Treasury Bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Offering Costs Associated with the Initial Public Offering

Offering costs amounted to $15,030,508, of which $14,621,728 and $408,779 were charged against the carrying value of Class A Common Stock and public and private warrants, respectively, as of November 19, 2021, based on the relative value of the common shares and public and private Warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company follows the two-class method to calculate earnings per ordinary share. The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock sold in the IPO and in connection with the exercise of the underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2022, 25,875,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity.

Immediately upon the closing of the IPO and the exercise of the underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022, and 2021 the shares of Class A Common Stock reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$258,750,000
Less
Fair value of Public Warrants at issuance	(6,727,500)
Class A shares issuance costs	(14,621,728)
Plus:
Remeasurement of carrying value to redemption value	26,524,228
Class A Common Stock subject to possible redemption at December 31, 2021	263,925,000
Plus: Remeasurement of Class A ordinary shares to redemption value	2,671,313
Class A Common Stock subject to possible redemption at December 31, 2022	$266,596,313

Net income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A Common Stock at $11.50 per share were issued on November 19, 2021. At December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A Common Stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. The calculation does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As a result, diluted net loss per share of common stock is the same as basic net income loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

			For the period
			February 19, 2021
	Year ended		(inception) through
	December 31,		December 31,
	2022		2021
		Class B	Class A	Class B
	Class A common	Common	common	Common
	stock	stock	stock	Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$1,587,440	$396,860	$(77,647)	$(145,587)
Remeasurement for Class A Common Stock to redemption value	2,671,313	—	26,524,228	—
Net income (loss)	$4,258,753	$396,860	$26,446,582	$(145,587)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	3,450,000	6,468,750
Basic and dilution net income (loss) per share	$0.16	$0.06	$7.67	$(0.02)

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

The fair value of the 80,000 founder shares sold to certain independent directors as of November 19, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO Closing Date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through December 31, 2022.

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

On April 13, 2022, June 30, 2022 and August 31, 2022, the Company drew $250,000, $200,000 and $175,000, respectively, under the Convertible Note. The fair value of the $250,000 drawn on April 13, 2022 was estimated by the Company to be $229,333 at initial measurement. The $20,668 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $200,000 drawn on June 30, 2022 was estimated to be $183,030 at initial measurement. The $16,970 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $175,000 drawn on August 31, 2022 was estimated to be $88,784 at initial measurement. The $123,853 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the Convertible Note was estimated to be $75,851 at December 31, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under Working Capital Loans.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. The Company recognized $180,000 for the year ending December 31, 2022. For the period from February 19 (inception) through December 31, 2021, a total of $21,000 was recognized in General and Administrative expenses in the accompanying statement of operations. As of December 31, 2021, $21,000 has been accrued for these services and is included in “Accounts payable and accrued expenses” in the accompanying balance sheet.

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no (excluding 25,875,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,468,750 shares of Class B Common Stock issued and outstanding.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of December 31, 2022 and 2021, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement warrants on IPO was $0.52/warrant.

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Income Tax

The total benefit for income taxes is comprised of the following:

	December 31,	December 31,
	2022	2021

Federal
Current	$497,438	$—
Deferred	(11,078)	(50,929)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	270,631	31,642
Total income tax benefit	$756,991	$(19,287)

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31,	December 31,
	2022	2021

Deferred tax assets:
Start-up costs	$302,274	34,290
Net operating losses	—	19,287
Total deferred tax assets	302,274	53,577
Valuation allowance	(302,274)	(31,642)

Deferred tax liabilities	—	—
Unrealized gain/loss	(240,266)	(2,648)
Net Deferred tax assets/(liabilities), net of allowance	$(240,266)	$19,287

As of December 31, 2022 and 2021, the Company had $0 and $79,231 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the period ended December 31, 2022 and 2021, the valuation allowance was $302,274 and $31,642, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Nondeductible/nontaxable items	(3.26)%	0.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Valuation allowance	9.87%	-13.05%
Income tax provision	27.61%	7.95%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

Note 9 — Fair Value Measurements

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

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
December 31, 2022		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$266,821,059	—	—
Liabilities:
Convertible promissory note	3	—	—	$75,851

		Quoted Prices in	Significant Other	Significant Other
December 31, 2021		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$263,937,611	—	—

The following table presents the valuation inputs of the convertible promissory note as of December 31, 2022:

December 31, 2022
Risk-free interest rate	3.90%
Time to Expiration (in years)	0.63
Expected volatility	3.2%
Exercise Price	$11.50
Dividend yield	0.00%
Stock Price	$10.26
Probability of completing an initial Business Combination(1)	11.4%

(1)	This probability was arrived at solely for the purpose of the Level 3 input to the convertible promissory note valuation.

The following table presents the changes in the fair value of the Level 3 convertible promissory note as of December 31, 2022:

Fair value as of January 1, 2022	$—
Initial measurement of draw on convertible promissory note - related party on April 13, 2022	229,333
Initial measurement of draw on convertible promissory note - related party on June 30, 2022	183,030
Initial measurement of draw on convertible promissory note - related party on August 31, 2022	88,784
Change in fair value	(425,296)
Fair value as of December 31, 2022	$75,851

LF CAPITAL ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2023, the Company drew $225,000 under the Convertible Note. At the option of the Sponsor, at any time on or prior to the maturity date, any amounts outstanding under the Convertible Note (or any portion thereof) up to $1,500,000 in the aggregate, may be converted into warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per whole warrant. As of March 23, 2023, there is an amount outstanding of $850,000 under the Convertible Note.

On February 14, 2023, pursuant to the terms of the Amended and Restated Certificate of Incorporation of the Company, our Sponsor, the holder of an aggregate of 6,388,750 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), elected to convert 6,268,750 shares of the Class B Common Stock held by it on a one-for-one basis into Class A common stock, par value $0.0001 per share (“Class A Common Stock”) of the Company Following such conversion, as of February 14, 2023, the Company had an aggregate of 32,143,750 shares of Class A Common Stock issued and outstanding and 200,000 shares of Class B Common Stock issued and outstanding.

On February 15, 2023, the Company signed a letter of intent with a target company (“Target Company”) for a potential business combination which, if completed, would qualify as its initial business combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Target Company is a US-based manufacturer in the packaging industry with industry-leading profitability serving diversified end markets and with an established and highly attractive, blue-chip customer base that are subject to multi-year contracts.

On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A common stock sold in the Company’s initial public offering (the “Charter Amendment Proposal”) extending the time to complete a business combination until August 19, 2023. The Company convened and adjourned the Special Meeting without conducting any business and the Company adjourned the Special Meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A common stock outstanding with redemption rights was redeemed and approximately 17,569,169 shares of the Class A common stock remain outstanding. After giving effect to the redemptions, $116,875,493 remains in the Trust Account.

On February 21, 2023, the Company issued a promissory note (the “ 2023 Note”) in the aggregate principal amount of up to $2,712,100.56 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A common stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

On March 13, 2023, Scott Reed resigned from the board of directors of the Company and from his positions as President and Chief Executive Officer. Mr. Reed did not resign as a result of any dispute or disagreement with the Company or board of directors on any matters relating to the Company’s operations, policies or practices. Mr. Reed will continue to serve as an advisor to the Company. On March 13, 2023, Elias Farhat, who is also a member of the board of directors, was appointed as the new Chief Executive Officer.

On March 13, 2023, the Company announced that Djemi Traboulsi, Senior Vice President and Managing Director of the Company, was appointed to the board of directors, to serve until the 2024 annual meeting of stockholders of the Company and until his successor is elected and qualified.

On March 20, 2023, the Company made a deposit of $452,016.76 to the Company’s trust account (the “extension payment”) for the benefit of the Company’s Class A common stock sold in the initial public offering, and extended the period of time the Company has to consummate an initial business combination until April 19, 2023. In connection with the extension payment, the Company drew down $452,016.76 under the 2023 Note issued by the Company to the Company’s sponsor.

On March 21, 2023, Djemi Traboulsi resigned from his position as Senior Vice President and Managing Director. Mr. Traboulsi did not resign as a result of any dispute or disagreement with the Company or board of directors on any matters relating to the Company’s operations, policies or practices. Mr. Traboulsi will continue to serve as a member of the board of directors of the Company.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, by and between the Company and Jefferies LLC, as representative of the several underwriters (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)
4.5	Description of Securities (3)
10.1	Form of Letter Agreement by and among the Company, each of its executive officers and directors and its Sponsor (1)
10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated November 16, 2021, by and among the Company, its Sponsor and certain other security holders named therein (1)
10.4	Private Placement Warrant Purchase Agreement, dated November 16, 2021, by and between the Company and its Sponsor (1)
10.5	Private Placement Warrant Purchase Agreement, dated November 16, 2021, by and between the Company and the underwriter (1)
10.6	Promissory Note, dated March 15, 2021, issued to the Sponsor (2)
10.7	Amendment to the Promissory Note, dated June 21, 2021 (2)
10.8	Administrative Support Agreement, dated November 16, 2021, by and between the Company and its Sponsor (1)
10.9	Form of Subscription Agreement between the Company, Level Field Capital II, LLC and the anchor investor (1)
10.10	Form of Indemnity Agreement, dated November 16, 2021, by and between the Company and each of its executive officers and directors (1)
10.11	Securities Subscription Agreement, dated March 15, 2021, by and between the Company and its Sponsor (2)
10.12	Promissory Note, dated February 21, 2023, issued to the Sponsor (4)
14	Code of Ethics (2)
24.1	Power of Attorney (included on the signature pages herein)*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 28, 2021.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 25, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on February 22, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in The City of Dallas, State of Texas, on the 23rd day of March, 2023.

LF CAPITAL ACQUISITION CORP. II

By:	/s/ Elias Farhat
Elias Farhat
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elias Farhat and Alberto Bianchinotti and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant on March 23, 2023 and in the capacities indicated.

Signature	Title

/s/ Elias Farhat	Executive Chairman and Director, Chief
Elias Farhat	Executive Officer (Principal Executive Officer)

/s/ Alberto Bianchinotti	Chief Financial Officer
Alberto Bianchinotti	(Principal Financial and Accounting Officer)

/s/ Steve Reed	Senior Vice President and Managing Director
Steve Reed

/s/ Baudouin Prot	Non-Executive Chairman and Director
Baudouin Prot

/s/ Djemi Traboulsi	Director
Djemi Traboulsi

/s/ Robert Black	Director
Robert Black

/s/ James Hodge	Director
James Hodge

/s/ Habib Kairouz	Director
Habib Kairouz

/s/ Jodi Shelton	Director
Jodi Shelton