Form 10-Q
period 2023-03-31
LF Capital Acquisition Corp. II
filed 2023-05-15
CIK 1851266

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(214) 740-6105
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

As of May 15, 2023, there were 17,569,169 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 200,000 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

 Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements (Unaudited)

LF CAPITAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$118,929	$67,770
Prepaid expenses and other assets	352,464	375,373
Income tax receivable	—	187,562
Total current assets	471,393	630,705

Investments held in Trust Account	118,600,787	266,821,059
TOTAL ASSETS	$119,072,180	$267,451,764
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$534,654	$27,944
Franchise tax payable	—	72,041
Income tax payable	48,766	—
Promissory note related to extension- related party	904,034	—
Convertible promissory note – related party, at fair value	151,473	75,851
Excise tax liability	1,507,388	—
Total current liabilities	3,146,315	175,836
Deferred tax liability	94,269	240,266
Deferred underwriting fee payable	9,056,250	9,056,250
Total liabilities	$12,296,834	$9,472,352
COMMITMENTS AND CONTINGENCIES (Note 5)	—	—
Class A Common Stock subject to possible redemption, $0.0001 par value, 11,300,419 and 25,875,000 shares issued and outstanding at redemption value of approximately $10.47 and $10.30 as of March 31, 2023 and December 31, 2022, respectively	118,357,752	266,596,313
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 6,268,750 and none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 11,300,419 shares subject to possible redemption)	627	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 200,000 and 6,468,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	20	647
Additional paid-in capital	—	123,853
Accumulated deficit	(11,583,053)	(8,741,401)
Total stockholders’ deficit	(11,582,406)	(8,616,901)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$119,072,180	$267,451,764

 The accompanying notes are an integral part of these unaudited condensed financial statements

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$733,460	$387,107
Franchise tax	50,000	50,000
Total expenses	783,460	437,107

OTHER INCOME
Change in fair value of convertible promissory note	(36,623)	—
Dividend income	776,986	—
Interest earned on investments held in Trust Account	1,331,526	141,460
Total other income	2,071,889	141,460

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,288,429	(295,647)
Income tax expense	432,331	21,907
NET INCOME (LOSS)	$856,098	$(317,554)

Weighted average shares outstanding of Class A common stock, subject to possible redemption	18,997,108	25,875,000
Basic and diluted net income (loss) per share, Class A, subject to possible redemption	$0.17	$(0.01)

Weighted average shares outstanding of Class A and B non-redeemable common stock	6,468,750	6,468,750
Basic and diluted net income (loss) per share, Class A and B non-redeemable common stock	$0.03	$(0.01)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance – December, 31, 2022	—	$—	6,468,750	$647	$123,853	$(8,741,401)	$(8,616,901)

Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	186,001	—	186,001

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(2,500,216)	(2,500,216)

Conversion of Class B Common Stock to Class A Common Sock	6,268,750	627	(6,268,750)	(627)	—	—	—

Excise tax imposed on common stock redemption	—	—	—	—	(309,854)	(1,197,534)	(1,507,388)

Net income	—	—	—	—	—	856,098	856,098

Balance – March 31, 2023	6,268,750	$627	200,000	$20	$—	$(11,583,053)	$(11,582,406)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance – December 31, 2021	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)

Net loss		—		—	—	(317,554)	(317,554)

Balance – March 31. 2022	—	—	6,468,750	$647	—	(8,371,942)	$(8,371,295)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$856,098	$(317,554)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in deferred tax liability	(145,997)	17,526
Interest earned on investments held in Trust Account	(1,331,526)	(141,460)
Dividend income	(776,986)	—
Change in fair value of convertible promissory note	36,623	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	22,909	107,883
Accounts payable and accrued expenses	506,710	117,420
Income tax receivable	187,562	—
Income tax payable	48,766	—
Franchise tax payable	(72,041)	(41,842)
Net cash flows used in operating activities	(667,882)	(253,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Extension payments deposited into Trust Account	(904,034)	—
Income earned withdrawn from Trust Account for tax obligations	494,041	—
Cash withdrawn from Trust Account in connection with redemptions	150,738,777	—
Net cash flows provided by investing activities	150,328,784	—

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note – related party	225,000	—
Proceeds from note payable – related party	904,034	—
Payment from trust account in connection with redemption	(150,738,777)	—
Net cash flows used in financing activities	(149,609,743)	—

NET CHANGE IN CASH	51,159	(253,646)

CASH, BEGINNING OF PERIOD	67,770	325,250

CASH, END OF PERIOD	$118,929	$71,604

Supplemental cash flow information:
Cash paid for income taxes	$342,000	$—

Supplemental disclosure of noncash activities:
Excise tax liability accrued for common stock with redemptions	$1,507,388	$—
Proceeds received from convertible promissory note in excess of initial fair value	$186,001	$—
Remeasurement of Class A ordinary shares to redemption value	$2,500,216	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

 LF CAPITAL ACQUISITION CORP. I

 NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A Common Stock and one-half of one redeemable warrant to purchase one share of Class A Common Stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

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

On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A Common Stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A Common Stock outstanding with redemption rights was redeemed and approximately 11,300,419 shares of the Class A Common Stock remain outstanding.

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023 and April 19, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the extension payments. As of March 31, 2023, the amount borrowed against the 2023 Note was $904,034 and $1,808,067 is available for withdrawal.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $118,929 in its operating bank account, $118,600,787 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,561,887.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company originally had until February 19, 2023 to consummate a Business Combination. On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A Common Stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal which included extending the Business Combination Period to August 19, 2023. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A Common Stock outstanding with redemption rights was redeemed and approximately 11,300,419 shares of the redeemable Class A Common Stock remain outstanding. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 19, 2023, there will be a mandatory liquidation and subsequent dissolution.

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 to our Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account for each share of Class A Common Stock of the Company that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the first extension payment.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU Subtopic 205-40 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 19, 2023 (or such earlier date if the Company does not exercise its option(s) to extend the deadline) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern..

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 23, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gains on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 33.55% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the change in valuation allowance on the deferred tax assets.

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

Class A Common Stock Subject to Possible Redemption

The Company follows the two-class method to calculate earnings per ordinary share. The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock sold in the IPO and in connection with the exercise of the underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2023 and December 31, 2022, 11,300,419 shares of Class A Common Stock subject to possible redemption is presented as temporary equity.

In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A Common Stock outstanding with redemption rights was redeemed and approximately 11,300,419 shares of the redeemable Class A Common Stock remain outstanding.

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023 and April 19, 2023, the Company drew down $452,017 under the 2023 Note to fund the extension payments. As of March 31, 2023, the amount borrowed against the 2023 Note was $904,034 and contributed to the Trust Account.

Immediately upon the closing of the IPO and the exercise of the underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2023 and December 31, 2022 the shares of Class A Common Stock reflected on the unaudited condensed balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less
Fair value of Public Warrants at issuance	(6,727,500)
Class A shares issuance costs	(14,621,728)
Plus:
Remeasurement of carrying value to redemption value	26,524,228
Class A Common Stock subject to possible redemption at December 31, 2021	263,925,000
Remeasurement of carrying value to redemption value	2,671,313
Class A Common Stock subject to possible redemption at December 31, 2022	266,596,313
Less: Redemptions	(150,738,777)
Plus: Remeasurement of Class A ordinary shares to redemption value	2,500,216
Class A Common Stock subject to possible redemption at March 31, 2023	$118,357,752

Net income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A Common Stock at $11.50 per share were issued on November 19, 2021. At March 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A Common Stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. The calculation does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As a result, diluted net loss per share of common stock is the same as basic net income loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended March 31,
	2023		2022

		Class A
	Class A-redeemable common stock	and Class B non- redeemable Common stock	Class-A redeemable common stock	Class-B non-redeemable common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$638,635	$217,463	$(254,043)	(63,511)
Remeasurement for Class A Common Stock to redemption value	2,500,216	—	—	—
Net income (loss)	$3,138,851	$217,463	$(254,043)	(63,511)
Denominator:
Weighted average shares outstanding	18,997,108	6,468,750	25,875,000	6,468,750

Basic and dilution net income (loss) per share	$0.17	$0.03	$(0.01)	(0.01)

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

The fair value of the 80,000 founder shares sold to certain independent directors as of November 19, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO Closing Date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through March 31, 2023.

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

On February 14, 2023, pursuant to the terms of the Amended and Restated Certificate of Incorporation of the Company, our Sponsor, the holder of an aggregate of 6,388,750 shares of the Company’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), elected to convert 6,268,750 shares of the Class B Common Stock held by it on a one-for-one basis into Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) of the Company Following such conversion, as of February 14, 2023, the Company had an aggregate of 32,143,750 shares of Class A Common Stock issued and outstanding and 200,000 shares of Class B Common Stock issued and outstanding. All of the Class A Common Stock converted from Class B Common Stock, was still considered non-redeemable with the same restrictions as the Class B Common Stock prior to the conversion. This resulted in 25,875,000 shares of Class A Common Stock being redeemable and 6,268,750 Class A Common Stock being non-redeemable. Following the conversion, in connection with the extension, the 14,574,581 Class A Common Stock was redeemed, resulting in 11,300,419 redeemable Class A Common Stock and 6,268,750 of non-redeemable Class A Common Stock remaining.

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

On April 13, 2022, June 30, 2022 and August 31, 2022, the Company drew down $250,000, $200,000 and $175,000, respectively, under the Convertible Note. The fair value of the $250,000 drawn on April 13, 2022 was estimated by the Company to be $229,333 at initial measurement. The $20,668 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $200,000 drawn on June 30, 2022 was estimated to be $183,030 at initial measurement. The $16,970 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $175,000 drawn on August 31, 2022 was estimated to be $88,784 at initial measurement. The $123,853 excess proceeds over fair value was recognized in additional paid-in capital.

On January 31, 2023, the Company drew down $225,000 under the Convertible Note. The fair value of the $225,000 drawn was estimated by the Company to be $38,999 at initial measurement. The $186,001 excess proceeds over fair value was recognized in additional paid-in capital. The aggregate fair value of the Convertible Note was estimated to be $151,473 and $75,851 at March 31, 2023 and December 31, 2022, respectively.

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

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023 and April 19, 2023, the Company drew down $452,017 under the 2023 Note to fund the extension payments. As of March 31, 2023, the amount borrowed against the 2023 Note was $904,034 and $1,808,067 is available for withdrawal.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. The Company recognized $45,000 for the three months ending March 31, 2023 and 2022, respectively, of which such amounts has been accrued for these services and is included in “Accounts payable and accrued expenses” in the accompanying unaudited condensed balance sheets.

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

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of approximately $150,738,777. As such the Company has recorded a 1% excise tax liability in the amount of $1,507,388 on the condensed balance sheets as of March 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,268,750 and 0 (excluding 11,300,419 and 25,875,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 200,000 and 6,468,750 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of March 31, 2023 and December 31, 2022, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement warrants on IPO was $0.52/warrant.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
March 31, 2023		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$118,600,787	—	—
Liabilities:
Convertible promissory note	3	—	—	$151,473

		Quoted Prices in	Significant Other	Significant Other
December 31, 2022		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$266,821,059	—	—
Liabilities:
Convertible promissory note	3	—	—	$75,851

The following table presents the valuation inputs of the convertible promissory note as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.53%	3.90%
Time to Expiration (in years)	5.38	0.63
Expected volatility	3.0%	3.2%
Exercise Price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$10.50	$10.26
Probability of completing an initial Business Combination(1)	17.4%	11.4%

(1)	This probability was arrived at solely for the purpose of the Level 3 input to the convertible promissory note valuation.

The following table presents the changes in the fair value of the Level 3 convertible promissory note as of March 31, 2023:

Fair value as of December 31, 2022	$75,851
Initial measurement of draw on convertible promissory note – related party on January 31, 2023	38,999
Change in fair value	36,623
Fair value as of March 31, 2023	$151,473

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company , other than the below, did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 17, 2023, the Company deposited $452,017 into the Trust Account in connection with the extension.

On April 30, 2023, the Company drew down $200,000, under the Convertible Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $856,098, which consisted of Interest earned on investments held in Trust Account of $1,331,526, dividend income of $776,986 and income tax expense of $432,331, offset by a change in fair value of Convertible Note of $36,623 and operating costs of $783,460.

For the three months ended March 31, 2022, we had a net loss of $317,554, which consisted of operating costs of $437,107, offset by Interest earned on investments held in Trust Account of $141,460 and income tax expense of $21,907.

Liquidity and Going Concern

As of March 31, 2023, the Company had $118,929 in its operating bank account, $118,600,787 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,561,887.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, raises substantial doubt about the Company’s ability to continue as a going concern. The Company originally had until February 19, 2023 to consummate a Business Combination. On February 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly extension payment per one-month extension of the deadline to complete the initial business combination to $0.04 per share of the Company’s Class A Common Stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal which included extending the Business Combination Period to August 19, 2023. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A Common Stock outstanding with redemption rights was redeemed and approximately 11,300,419 shares of the redeemable Class A Common Stock remain outstanding. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 19, 2023, there will be a mandatory liquidation and subsequent dissolution.

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

On April 13, 2022, June 30, 2022 and August 31, 2022, the Company drew down $250,000, $200,000 and $175,000, respectively, under the Convertible Note. The fair value of the $250,000 drawn on April 13, 2022 was estimated by the Company to be $229,333 at initial measurement. The $20,668 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $200,000 drawn on June 30, 2022 was estimated to be $183,030 at initial measurement. The $16,970 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $175,000 drawn on August 31, 2022 was estimated to be $88,784 at initial measurement. The $123,853 excess proceeds over fair value was recognized in additional paid-in capital.

On January 31, 2023, the Company drew down $225,000 under the Convertible Note. The fair value of the $225,000 drawn was estimated by the Company to be $38,999 at initial measurement. The $186,001 excess proceeds over fair value was recognized in additional paid-in capital. The aggregate fair value of the Convertible Note was estimated to be $151,473 and $75,851 at March 31, 2023 and December 31, 2022, respectively..

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. On February 21, 2023 and April 19, 2023, the Company drew down $452,016.76 under the 2023 Note to fund the extension payments. As of March 31, 2023, the amount borrowed against the 2023 Note was $904,034 and $1,808,067 is available for withdrawal.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

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

Net Income (Loss) Per Ordinary Share

The Company follows the two-class method to calculate earnings per ordinary share. Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. The calculation also does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 23, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

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

In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of approximately $150,738,777. As such the Company has recorded a 1% excise tax liability in the amount of $1,507,388 on the condensed balance sheets as of March 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

The proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

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

LF Capital Acquisition Corp. II

Date: May 15, 2023	/s/ Elias Farhat
	Name:	Elias Farhat
	Title:	Chief Executive Officer