Form 10-Q
period 2023-06-30
LF Capital Acquisition Corp. II
filed 2023-08-11
CIK 1851266

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 11,970,144 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 200,000 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) issued and outstanding.

LF CAPITAL ACQUISITION CORP. II

 Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements (Unaudited)

LF CAPITAL ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$176,957	$67,770
Prepaid expenses and other assets	198,413	375,373
Income tax receivable	—	187,562
Total current assets	375,370	630,705

Investments held in Trust Account	121,095,558	266,821,059
TOTAL ASSETS	$121,470,928	$267,451,764
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,227,982	$27,944
Franchise tax payable	20,000	72,041
Income tax payable	148,328	—
Promissory note related to extension- related party	2,260,084	—
Convertible promissory note – related party, at fair value	222,306	75,851
Excise tax liability	2,106,969	—
Total current liabilities	5,985,669	175,836
Deferred tax liability	—	240,266
Redeemed stock payable to Public Stockholders	59,958,158	—
Deferred underwriting fee payable	9,056,250	9,056,250
Total liabilities	$75,000,077	$9,472,352
COMMITMENTS AND CONTINGENCIES (Note 5)	—	—
Class A Common Stock subject to possible redemption, $0.0001 par value, 5,701,394 and 25,875,000 shares issued and outstanding at redemption value of approximately $10.68 and $10.30 as of June 30, 2023 and December 31, 2022, respectively	60,869,072	266,596,313
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 6,268,750 and none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (excluding 5,701,394 and 25,875,000 shares subject to possible redemption)	627	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 200,000 and 6,468,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	647
Additional paid-in capital	—	123,853
Accumulated deficit	(14,398,868)	(8,741,401)
Total stockholders’ deficit	(14,398,221)	(8,616,901)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$121,470,928	$267,451,764

 The accompanying notes are an integral part of these unaudited condensed financial statements

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$1,179,349	$252,345	$1,912,809	$639,452
Franchise tax	50,000	118,220	100,000	168,220
Total expenses	(1,229,349)	370,565	(2,012,809)	807,672

OTHER INCOME
Change in fair value of convertible promissory note	(11,371)	544	(47,994)	544
Dividend income earned on investments held in the Trust Account	1,421,258	92	2,198,244	92
Interest earned on investments held in Trust Account	—	214,745	1,331,526	356,205
Total other income	1,409,887	215,381	3,481,776	356,841

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	180,538	(155,184)	1,468,967	(450,831)
Income tax expense	287,831	(375)	720,162	21,532
NET (LOSS) INCOME	$(107,293)	$(154,809)	$748,805	$(472,363)

Weighted average shares outstanding of Class A Common Stock, subject to possible redemption	11,051,573	25,875,000	14,981,581	25,875,000
Basic and diluted net (loss) income per share, Class A Common Stock, subject to possible redemption	$0.22	$(0.00)	$0.37	$(0.01)

Weighted average shares outstanding of Class A and B non-redeemable common stock	6,468,750	6,468,750	6,468,750	6,468,750
Basic and diluted net (loss) income per share, Class A and B non-redeemable common stock	$(0.01)	$(0.00)	$0.03	$(0.01)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance – December 31, 2022	—	$—	6,468,750	$647	$123,853	$(8,741,401)	$(8,616,901)

Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	186,001	—	186,001

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(2,500,216)	(2,500,216)

Conversion of Class B Common Stock to Class A Common Stock	6,268,750	627	(6,268,750)	(627)	—	—	—

Excise tax imposed on common stock redemption	—	—	—	—	(309,854)	(1,197,534)	(1,507,388)

Net income	—	—	—	—	—	856,098	856,098

Balance – March 31, 2023	6,268,750	627	200,000	20	—	(11,583,053)	(11,582,406)

Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	360,538	—	360,538

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(2,469,478)	(2,469,478)

Excise tax imposed on common stock redemption	—	—	—	—	(360,538)	(239,044)	(599,582)

Net loss	—	—	—	—	—	(107,293)	(107,293)

Balance – June 30, 2023	6,268,750	$627	200,000	$20	$—	$(14,398,868)	$(14,398,221)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance – December 31, 2021	—	$—	6,468,750	$647	$—	$(8,054,388)	$(8,053,741)

Net loss		—		—	—	(317,554)	(317,554)

Balance – March 31, 2022	—	—	6,468,750	647	—	(8,371,942)	(8,371,295)

Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	37,637	—	37,637

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(38,065)	(38,065)

Net loss	—	—	—	—	—	(154,809)	(154,809)

Balance – June 30, 2022	—	$—	6,468,750	$647	$37,637	$(8,564,816)	$(8,526,532)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LF CAPITAL ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$748,805	$(472,363)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in deferred tax liability	(240,266)	17,226
Interest earned on investments held in Trust Account	(1,331,526)	(356,205)
Dividend income earned on investments held in the Trust Account	(2,198,244)	(92)
Change in fair value of convertible promissory note	47,994	(544)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	176,960	186,927
Accounts payable and accrued expenses	1,200,036	57,164
Income tax receivable	187,562	(34,694)
Income tax payable	148,328	—
Franchise tax payable	(52,041)	(55,846)
Net cash flows used in operating activities	(1,312,392)	(658,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Extension payments deposited into Trust Account	(2,260,084)	—
Income earned withdrawn from Trust Account for tax obligations	776,579	194,846
Cash withdrawn from Trust Account in connection with redemptions	150,738,777	—
Net cash flows provided by investing activities	149,255,272	194,846

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note – related party	645,000	450,000
Proceeds from note payable – related party	2,260,084	—
Payment from Trust Account in connection with redemption	(150,738,777)	—
Net cash flows (used in) provided by financing activities	(147,833,693)	450,000

NET CHANGE IN CASH	109,187	(13,581)

CASH, BEGINNING OF PERIOD	67,770	325,250

CASH, END OF PERIOD	$176,957	$311,669

Supplemental cash flow information:
Cash paid for income taxes	$624,538	$—

Supplemental disclosure of noncash activities:
Excise tax liability accrued for common stock with redemptions	$2,106,969	$—
Redeemed stock payable to Public Stockholders	$59,958,158	$—
Proceeds received from convertible promissory note in excess of initial fair value	$546,539	$37,637
Remeasurement of Class A ordinary shares to redemption value	$4,969,694	$38,065

The accompanying notes are an integral part of these unaudited condensed financial statements.

 LF CAPITAL ACQUISITION CORP. I

 NOTES TO CONDENSED FINANCIAL STATEMENTS

 JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity from February 19, 2021 (inception) through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 16, 2021. On November 19, 2021, the Company consummated the IPO and sold 22,500,000 units (“Units”) with each Unit consisting of one share of Class A Common Stock and one-half of one redeemable warrant to purchase one share of Class A Common Stock at $11.50 per share (each, a “Public Warrant”) at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,000,000 warrants at a price of $1.00 per warrant in a private placement (“Private Placement Warrants”) to the Company’s Sponsor, Level Field Capital II, LLC (the “Sponsor”), Jefferies LLC, the underwriter (the “Underwriter”) of the IPO and certain funds and accounts managed by subsidiaries of a strategic investor (the “Anchor Investor”), generating gross proceeds of $11,000,000 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,375,000 additional Units upon receiving notice of the Underwriter’s election to fully exercise its overallotment option, generating additional gross proceeds of $33,750,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 1,350,000 Private Placement Warrants to the Sponsor and the Underwriter (the “Private Placement”), generating gross proceeds of $1,350,000.

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

The Company will provide the holders of the outstanding public shares (the “Public Shares”, and the holders thereof, the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The warrants will subject to redemption, as further described in Note 6.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A Common Stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A Common Stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until the date on which such a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the Charter, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Common Stock sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A Common Stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (unless extended in connection with an Extension (as defined below) election or as a result of an amendment to our Charter, which would require the approval of the holders of at least 65% of all of the Company’s then outstanding common stock) (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On February 14, 2023, pursuant to the terms of the Charter of the Company, our Sponsor, the holder of an aggregate of 6,388,750 shares of the Company’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), elected to convert 6,268,750 shares of the Class B Common Stock held by it on a one-for-one basis into Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) of the Company, with immediate effect. Following such conversion, as of February 14, 2023, the Company had an aggregate of 32,143,750 shares of Class A Common Stock issued and outstanding and 200,000 shares of Class B Common Stock issued and outstanding.

On February 15, 2023, the Company signed a letter of intent with the target company for a potential Business Combination (the “Target Company” which, if completed, would qualify as its initial Business Combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Target Company is a US-based manufacturer in the packaging industry with industry-leading profitability serving diversified end markets and with an established and highly attractive, blue-chip customer base that are subject to multi-year contracts.

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

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. The Company entered into an amendment on June 27, 2023 to increase the aggregate principal amount available under the 2023 Note by $800,000. On February 21, 2023, March 20, 2023, April 17, 2023, May 17, 2023 and June 14, 2023 the Company drew down $452,016.76, respectively, under the 2023 Note to fund the Extension payments. As of June 30, 2023, the amount borrowed against the 2023 Note was $2,260,084 and $1,252,017 is available for withdrawal.

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

On June 27, 2023, the Company filed an amendment (the “Charter Amendment”) to the Company’s Charter with the Secretary of State of the State of Delaware. The Charter Amendment extended the date by which the Company has to consummate a Business Combination from August 19, 2023 to November 19, 2023 (the “Extended Date”), by increasing the number of one-month extensions of the deadline to complete the initial Business Combination from six to nine (the “Extensions”) by depositing into the Trust Account established in connection with the Company’s IPO for each Extension beginning July 19, 2023 the lesser of (i) $200,000 or (ii) $0.03 per share of the Company’s Class A Common Stock, par value $0.0001 per share, sold in the IPO, per Extension. In connection with the approval and amendment of the Company’s Charter pursuant to the Charter Amendment, the Company was required to permit its public shareholders to redeem their shares of Class A Common Stock. Of the 11,383,419 shares of Class A Common Stock outstanding with redemption rights, the holders of 5,599,025 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of approximately $10.70. As a result, approximately $59,958,158 was due to be removed from the Company’s Trust Account to pay such holders. The redemption payments were subsequently dispersed on July 5, 2023, as such it is reflected as a liability on the Company’s unaudited condensed balance sheet.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriter has agreed to waive its rights to its deferred underwriting fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $176,957 in its operating bank account, $121,095,558 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $5,441,971.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, due to the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, it raises substantial doubt about the Company’s ability to continue as a going concern. The Company originally had until February 19, 2023 to consummate a Business Combination. On February 15, 2023, the Company held a Special Meeting to vote on a proposal to amend the Company’s Charter to increase the monthly Extension payment per one-month extension of the deadline to complete the initial Business Combination to $0.04 per share of the Company’s Class A Common Stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal which included extending the Business Combination period to August 19, 2023. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A Common Stock outstanding with redemption rights was redeemed and approximately 11,300,419 shares of the redeemable Class A Common Stock remained outstanding.

On June 27, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware. The Charter Amendment extended the date by which the Company has to consummate a Business Combination from August 19, 2023 to November 19, 2023, by increasing the number of one-month Extensions of the deadline to complete the initial Business Combination from six to nine by depositing into the Trust Account established in connection with the Company’s initial public offering for each Extension beginning July 19, 2023 the lesser of (i) $200,000 or (ii) $0.03 per share of the Company’s Class A Common Stock sold in the IPO, per Extension. In connection with the approval and amendment of the Company’s Charter pursuant to the Charter Amendment, the Company was required to permit its public shareholders to redeem their shares of Class A Common Stock. Of the 11,383,419 shares of Class A Common Stock outstanding with redemption rights, the holders of 5,599,025 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of approximately $10.70. As a result, approximately $59,958,158 was removed from the Company’s Trust Account in July of 2023 to pay such holders. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by November 19, 2023, or the Company does not exercise its optional one-month extensions, there will be a mandatory liquidation and subsequent dissolution.

On February 21, 2023, the Company issued the 2023 Note in the aggregate principal amount of up to $2,712,101 to our Sponsor, the Extension Funds, pursuant to which the Extension Funds will be deposited into the Trust Account for each share of Class A Common Stock of the Company that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. The Company entered into an amendment on June 27, 2023 to increase the aggregate principal amount available under the 2023 Note by $800,000. On February 21, 2023, March 20, 2023, April 17, 2023, May 17, 2023 and June 14, 2023 the Company drew down $452,016.76, respectively, under the 2023 Note to fund the Extension payments.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU Subtopic 205-40 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 19, 2023, the Extended Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gains on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Offering Costs Associated with the Initial Public Offering

Offering costs amounted to $15,030,508, of which $14,621,728 and $408,779 were charged against the carrying value of Class A Common Stock and Public and Private Warrants, respectively, as of November 19, 2021, based on the relative value of the Class A Common Stock and Public and Private Warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 159.43% and (0.24%) for the three months ended June 30, 2023 and 2022, respectively, and 49.03% and (4.78%) for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the change in valuation allowance on the deferred tax assets, non-deductible transaction costs and the change in fair value of the convertible promissory note.

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

Class A Common Stock Subject to Possible Redemption

The Company follows the two-class method to calculate earnings per ordinary share. The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock sold in the IPO and in connection with the exercise of the Underwriter’s over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2023 and December 31, 2022, 5,701,394 and 25,875,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity.

In connection with the February 15, 2023 vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, immediately following, approximately 56% of the Class A Common Stock outstanding with redemption rights were redeemed and approximately 11,300,419 shares of the redeemable Class A Common Stock remained outstanding.

In connection with the June 26, 2023 vote to approve the amendment to the Company’s Charter pursuant to the Charter Amendment on June 27, 2023, the Company was required to permit its public shareholders to redeem their shares of Class A Common Stock. Of the 11,383,419 shares of Class A Common Stock outstanding with redemption rights, the holders of 5,599,025 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of approximately $10.70. As a result, approximately $59,958,158 was due to be removed from the Company’s Trust Account to pay such holders. This redemption payment was subsequently dispersed in July 2023, as such it is reflected as a liability on the Company’s unaudited condensed balance sheet as of June 30, 2023.

On February 21, 2023, the Company issued the 2023 Note in the aggregate principal amount of up to $2,712,101, the Extension Funds, to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. The Company entered into an amendment on June 27, 2023 to increase the aggregate principal amount available under the 2023 Note by $800,000. On February 21, 2023, March 20, 2023, April 17, 2023, May 17, 2023 and June 14, 2023 the Company drew down $452,016.76, respectively, under the 2023 Note to fund the Extension payments. As of June 30, 2023, the amount borrowed against the 2023 Note was $2,260,084 and contributed to the Trust Account.

Immediately upon the closing of the IPO and the exercise of the Underwriter’s over-allotment option, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2023 and December 31, 2022 the shares of Class A Common Stock reflected on the unaudited condensed balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less:
Fair value of Public Warrants at issuance	(6,727,500)
Class A Common Stock issuance costs	(14,621,728)
Plus:
Remeasurement of carrying value to redemption value	26,524,228
Class A Common Stock subject to possible redemption at December 31, 2021	263,925,000
Plus:
Remeasurement of carrying value to redemption value	2,671,313
Class A Common Stock subject to possible redemption at December 31, 2022	266,596,313
Less:
Redemptions	(150,738,777)
Plus:
Remeasurement of Class A ordinary shares to redemption value	2,500,216
Class A Common Stock subject to possible redemption at March 31, 2023	118,357,752
Less:
Redemptions (paid on July 5, 2023)	(59,958,158)
Plus:
Remeasurement of Class A ordinary shares to redemption value	2,469,478
Class A Common Stock subject to possible redemption at June 30, 2023	$60,869,072

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. A total of 12,937,500 Public Warrants (see Note 3) and 12,350,000 Private Placement Warrants (see Note 4) to purchase an aggregate of 25,287,500 shares of Class A Common Stock at $11.50 per share were issued on November 19, 2021. At June 30, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 25,287,500 shares of Class A Common Stock for which the outstanding Public Warrants and Private Placement Warrants are exercisable were excluded from diluted earnings per share for the period ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. The calculation does not include warrants that could be issued as a result of the conversion option in the convertible promissory note. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended June 30,
	2023		2022

	Class A- redeemable common stock	Class A and Class B non- redeemable Common stock	Class-A redeemable common stock	Class-B non- redeemable common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(67,679)	$(39,614)	$(123,847)	(30,962)
Remeasurement for Class A Common Stock to redemption value	2,469,478	—	38,065	—
Net income (loss)	$2,401,799	$(39,614)	$(85,782)	(30,962)
Denominator:
Weighted average shares outstanding	11,051,573	6,468,750	25,875,000	6,468,750

Basic and dilution net income (loss) per share	$0.22	$(0.01)	$(0.00)	(0.00)

	For the Six Months Ended June 30,
	2023		2022
		Class A
	Class A-redeemable common stock	and Class B non- redeemable Common stock	Class-A redeemable common stock	Class-B non-redeemable common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$522,989	$225,816	$(377,890)	(94,473)
Remeasurement for Class A Common Stock to redemption value	4,969,694	—	38,065	—
Net income (loss)	$5,492,683	$225,816	$(339,825)	(94,473)
Denominator:
Weighted average shares outstanding	14,981,581	6,468,750	25,875,000	6,468,750

Basic and dilution net income (loss) per share	$0.37	$0.03	$(0.01)	(0.01)

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

The fair value of the 80,000 Founder Shares sold to certain independent directors as of November 19, 2021, was $627,119, or $7.84 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated Business Combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 4) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 19, 2021 (inception) through June 30, 2023.

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

On February 14, 2023, pursuant to the terms of the Charter of the Company, our Sponsor, the holder of an aggregate of 6,388,750 shares of the Company’s Class B Common Stock, elected to convert 6,268,750 shares of the Class B Common Stock held by it on a one-for-one basis into Class A Common Stock of the Company. Following such conversion, as of February 14, 2023, the Company had an aggregate of 32,143,750 shares of Class A Common Stock issued and outstanding and 200,000 shares of Class B Common Stock issued and outstanding. All of the Class A Common Stock converted from Class B Common Stock, was still considered non-redeemable with the same restrictions as the Class B Common Stock prior to the conversion. This resulted in 25,875,000 shares of Class A Common Stock being redeemable and 6,268,750 Class A Common Stock being non-redeemable. Following the conversion, in connection with the Extension, 14,574,581 Class A Common Stock were redeemed, resulting in 11,300,419 shares of redeemable Class A Common Stock and 6,268,750 shares of non-redeemable Class A Common Stock remaining. On June 27, 2023, in connection with the Extension, 5,599,025 shares of Class A Common Stock were redeemed, resulting in 5,701,394 shares of redeemable Class A Common Stock and 6,268,750 shares of non-redeemable Class A Common Stock remaining.

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

Private Placement

On November 19, 2021, simultaneously with the consummation of the IPO and the Underwriter’s exercise of its over-allotment option, the Company consummated the issuance and sale of 12,350,000 Private Placement Warrants in a Private Placement at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $12,350,000. Each Private Placement Warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement were added to the proceeds from the IPO being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

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

On April 30, 2023 and June 7, 2023, the Company drew down $200,000 and $220,000, respectively, under the Convertible Note. The fair value of the $200,000 drawn on April 30, 2023 was estimated by the Company to be $25,807 at initial measurement. The $174,193 excess proceeds over fair value were recognized in additional paid-in capital. The fair value of the $220,000 drawn on June 7, 2023 was estimated by the Company to be $33,655 at initial measurement. The $186,345 excess proceeds over fair value were recognized in additional paid-in capital. The aggregate fair value of the Convertible Note was estimated to be $222,306 and $75,851 as of June 30, 2023 and December 31, 2022, respectively.

Related Party Loans

On March 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). On June 18, 2021, the Sponsor amended the Note to increase the principal amount to $600,000. The loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. A total of $425,000 under the Note was borrowed from the Sponsor and repaid in full from the proceeds of the IPO not being placed in the Trust Account on November 19, 2021.

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

On February 21, 2023, the Company issued the 2023 Note in the aggregate principal amount of up to $2,712,101, the Extension Funds, to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. The Company entered into an amendment on June 27, 2023 to increase the aggregate principal amount available under the 2023 Note by $800,000. On February 21, 2023, March 20, 2023, April 17, 2023, May 17, 2023 and June 14, 2023 the Company drew down $452,016.76, respectively, under the 2023 Note to fund the Extension payments. As of June 30, 2023, the amount borrowed against the 2023 Note was $2,260,084 and $1,252,017 is available for withdrawal.

Support Services

Effective November 16, 2021, the Company entered into an Administrative Support Agreement with an entity affiliated with the Sponsor for office space and administrative support services at a monthly fee of $15,000. Since the consummation of the IPO, the Company has paid, and intends to continue paying until the earlier of the consummation of the Business Combination or the Company’s liquidation, a fee of approximately $15,000 per month. The Company recognized $45,000 and $90,000 for the three and six months ending June 30, 2023, respectively, and $45,000 and $90,000 for the three and six months ending June 30, 2022, respectively, of which such amounts has been accrued for these services and is included in “Accounts payable and accrued expenses” in the accompanying unaudited condensed balance sheets.

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

Excise Tax

In connection with the votes to approve the Charter Amendment Proposal and the Charter Amendment, holders of 14,574,581 and 5,599,025 shares of Class A Common Stock, respectively, properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of approximately $150,738,777 and $59,958,158 on February 17, 2023 and June 26, 2023, respectively. As such the Company has recorded a 1% excise tax liability in the total amount of $2,106,969 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Note 6 — Stockholders’ Deficit

Common stock

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,268,750 and 0 (excluding 5,701,394 and 25,875,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 200,000 and 6,468,750 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of June 30, 2023 and December 31, 2022, the Company had 12,937,500 Public Warrants and 12,350,000 Private Placement Warrants outstanding. The Company has determined that warrants issued in connection with its IPO in November 2021 are subject to treatment as equity. At IPO, the Company utilized a Monte Carlo simulation model to value the Warrants. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero, the fair value of the Public and Private Placement Warrants on IPO was $0.52/warrant.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
June 30, 2023		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$121,095,558	—	—
Liabilities:
Convertible promissory note	3	—	—	$222,306

		Quoted Prices in	Significant Other	Significant Other
December 31, 2022		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$266,821,059	—	—
Liabilities:
Convertible promissory note	3	—	—	$75,851

The following table presents the valuation inputs of the convertible promissory note as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.02%	3.90%
Time to Expiration (in years)	5.38	0.63
Expected volatility	3.3%	3.2%
Exercise Price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$10.68	$10.26
Probability of completing an initial Business Combination(1)	12.6%	11.4%

(1)	This probability was arrived at solely for the purpose of the Level 3 input to the convertible promissory note valuation.

The following table presents the changes in the fair value of the Level 3 convertible promissory note as of June 30, 2023:

Fair value as of December 31, 2022	$75,851
Initial measurement of draw on convertible promissory note – related party on January 31, 2023	38,999
Change in fair value	36,623
Fair value as of March 31, 2023	151,473
Initial measurement of draw on convertible promissory note – related party on April 30, 2023	25,807
Initial measurement of draw on convertible promissory note – related party on June 7, 2023	33,655
Change in fair value	11,371
Fair value as of June 30, 2023	$222,306

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify, other than the below, any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 5, 2023, $59,958,158 was withdrawn from the Trust Account and and paid to redeeming shareholders in connection with the with the June 26, 2023 charter amendment.

On July 17, 2023, the Company in connection with the extension, deposited approximately $171,000 into the Trust Account.

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

Overview

We are an early-stage blank check company incorporated in February 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering (the “IPO”) on November 19, 2021. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

On February 15, 2023, the Company signed a letter of intent with the target company for a potential business combination (the “Target Company”) which, if completed, would qualify as its initial business combination. The letter of intent is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Target Company is a US-based manufacturer in the packaging industry with industry-leading profitability serving diversified end markets and with an established and highly attractive, blue-chip customer base that are subject to multi-year contracts.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $107,293, which consisted of operating costs of $1,229,349, a change in fair value of the promissory note dated April 13, 2022 by and between the Company and the Sponsor (the “Convertible Note”) of $11,371 and income tax expense of $287,831, offset by dividend income of $1,421,258.

For the three months ended June 30, 2022, we had a net loss of $154,809, which consisted of operating costs of $370,565, offset by an unrealized gain on marketable securities held in the Trust Account of $214,745, a change in fair value of Convertible Note of $544, dividend income of $92 and income tax benefit of $375.

For the six months ended June 30, 2023, we had a net income of $748,805, which consisted of an unrealized gain on marketable securities held in the Trust Account of $1,331,526 and dividend income of $2,198,244, offset by operating costs of $2,012,809, a change in fair value of Convertible Note of $47,994 and income tax expense of $720,162.

For the six months ended June 30, 2022, we had a net loss of $472,363, which consisted of operating costs of $807,672 and income tax expense of $21,532, offset by an unrealized gain on marketable securities held in the Trust Account of $356,205 and a change in fair value of Convertible Note of $544 and dividend income of $92.

Liquidity and Going Concern

As of June 30, 2023, the Company had $176,957 in its operating bank account, $121,095,558 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $5,441,971.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that should the Company be unable to complete a Business Combination, due to the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements that would follow, it raises substantial doubt about the Company’s ability to continue as a going concern. The Company originally had until February 19, 2023 to consummate a Business Combination. On February 15, 2023, the Company held a special meeting of its stockholder (the “Special Meeting”) to vote on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the monthly Extension payment per one-month extension of the deadline to complete the initial Business Combination to $0.04 per share of the Company’s Class A Common Stock (the “Charter Amendment Proposal”). The Company convened and adjourned the Special Meeting, without conducting any business and the Company adjourned the meeting until February 17, 2023. On February 17, 2023, the Company reconvened the Special Meeting at which its stockholders approved the Charter Amendment Proposal which included extending the Business Combination period to August 19, 2023. In connection with the vote to approve the Charter Amendment Proposal, holders of 14,574,581 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $150,738,777. As such, approximately 56% of the Class A Common Stock outstanding with redemption rights was redeemed and approximately 11,300,419 shares of the redeemable Class A Common Stock remained outstanding

On June 27, 2023, the Company filed an amendment (the “Charter Amendment”) to the Company’s Charter with the Secretary of State of the State of Delaware. The Charter Amendment extended the date by which the Company has to consummate a Business Combination from August 19, 2023 to November 19, 2023, by increasing the number of one-month extensions of the deadline to complete the initial Business Combination from six to nine (the “Extensions”) by depositing into the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) for each Extension beginning July 19, 2023 the lesser of (i) $200,000 or (ii) $0.03 per share of the Company’s Class A Common Stock sold in the IPO, per Extension. In connection with the approval and amendment of the Company’s Charter pursuant to the Charter Amendment, the Company was required to permit its public shareholders to redeem their shares of Class A Common Stock. Of the 11,383,419 shares of Class A Common Stock outstanding with redemption rights, the holders of 5,599,025 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of approximately $10.70. As a result, approximately $59,958,158 was removed from the Company’s Trust Account in July of 2023 to pay such holders. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by November 19, 2023, or the Company does not exercise its optional one-month extensions, there will be a mandatory liquidation and subsequent dissolution.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU Subtopic 205-40 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 19, 2023 (or such earlier date if the Company does not exercise its option(s) to extend the deadline) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 30, 2023 and June 7, 2023, the Company drew down $200,000 and $220,000, respectively, under the Convertible Note. The fair value of the $200,000 drawn on April 30, 2023 was estimated by the Company to be $25,807 at initial measurement. The $174,193 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $220,000 drawn on June 7, 2023 was estimated by the Company to be $33,655 at initial measurement. The $186,345 excess proceeds over fair value was recognized in additional paid-in capital. The aggregate fair value of the Convertible Note was estimated to be $222,306 and $75,851 at June 30, 2023 and December 31, 2022, respectively.

On February 21, 2023, the Company issued a promissory note (the “2023 Note”) in the aggregate principal amount of up to $2,712,101 (the “Extension Funds”) to our Sponsor, pursuant to which a portion of the Extension Funds may be deposited into the Trust Account for each share of Class A Common Stock sold in the Company’s initial public offering that was not redeemed in connection with increase of the redemption price set forth in the Charter Amendment Proposal. The Company entered into an amendment on June 27, 2023 to increase the aggregate principal amount available under the 2023 Note by $800,000. On February 21, 2023, March 20, 2023, April 17, 2023, May 17, 2023 and June 14, 2023 the Company drew down $452,016.76, respectively, under the 2023 Note to fund the Extension payments. As of June 30, 2023, the amount borrowed against the 2023 Note was $2,260,084 and $1,252,017 is available for withdrawal.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative and support. We began incurring these fees on consummation of the IPO and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

Jefferies LLC (the “Underwriter”) is entitled to a deferred fee of $0.35 per unit sold in the IPO, or $9,056,250 in the aggregate. This deferred fee will be waived by the Underwriter in the event that the Company does not complete an initial business combination, subject to the terms of the underwriting agreement with respect to the Company’s IPO.

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

Net (Loss) Income Per Ordinary Share

The Company follows the two-class method to calculate earnings per ordinary share. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued in the Private Placement since the exercise of these warrants are contingent upon the occurrence of future events. The calculation also does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. For the three and six months ended June 30, 2023 and 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 or Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

 We have received a deficiency letter from Nasdaq relating to our non-compliance with Nasdaq’s continued listing requirements and our warrants could become subject to delisting from Nasdaq if we fail to regain compliance.

On June 14, 2023, we received a notice from Nasdaq that our warrants are not in compliance with Nasdaq’s continued listing criteria set forth in Listing Rule 5452(b)(C) (the “Minimum Bid Price Requirement”), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1.0 million (the “Notice”). We have submitted a plan to regain compliance and, if Nasdaq accepts such plan, we expect to have 180 days, or until December 11, 2023, to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period, or are not granted a compliance period, our warrants will become subject to delisting. In the event that we receive notice that our warrants are being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by Nasdaq to a hearings panel.

The Notice serves only as a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s warrants on the Nasdaq. Additionally, the Notice relates only to the Company’s warrants and will have no effect on the listing or trading of the Company’s Class A common stock.

We have submitted our plan to regain compliance to the Nasdaq and intend to continue to monitor the aggregate market value of our outstanding warrants and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. Failure to meet applicable Nasdaq Listing Rules could result in a delisting of our warrants and materially reducing their liquidity.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(3)
3.4	Bylaws.(4)
10.1	Amendment to the Promissory Note, dated as of February 21, 2023.(3)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*       Filed herewith.

(1)       Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2021.

(2)       Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 22, 2023.

(3)       Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 28, 2023.

(4)       Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 28, 2021.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF Capital Acquisition Corp. II

Date: August 10, 2023	/s/ Elias Farhat
	Name:	Elias Farhat
	Title:	Chief Executive Officer

Date: August 10, 2023	/s/ Alberto Bianchinotti
	Name:	Alberto Bianchinotti
	Title:	Chief Financial Officer